Form 10-Q
period 2018-11-03
SEARS HOLDINGS CORP
filed 2018-12-13
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of December 7, 2018, the registrant had 109,236,080 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Debtor-in-Possession)

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
REVENUES
Merchandise sales	$2,069	$2,810	$6,709	$9,553
Services and other(1)(2)	673	765	2,106	2,499
Total revenues	2,742	3,575	8,815	12,052
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	1,945	2,448	5,899	8,042
Cost of sales and occupancy - services and other(1)	370	423	1,182	1,403
Total cost of sales, buying and occupancy	2,315	2,871	7,081	9,445
Selling and administrative	856	1,091	2,626	3,435
Depreciation and amortization	65	89	198	259
Impairment charges	236	9	327	29
Gain on sales of assets	(76)	(316)	(344)	(1,437)
Total costs and expenses	3,396	3,744	9,888	11,731
Operating income (loss)	(654)	(169)	(1,073)	321
Reorganization items, net	(131)	—	(131)	—
Interest expense	(178)	(136)	(532)	(387)
Interest and investment income (loss)	10	—	13	(14)
Other loss	(37)	(248)	(209)	(540)
Loss before income taxes	(990)	(553)	(1,932)	(620)
Income tax (expense) benefit	40	(3)	50	59
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(950)	$(556)	$(1,882)	$(561)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(8.72)	$(5.17)	$(17.35)	$(5.23)
Diluted loss per share	$(8.72)	$(5.17)	$(17.35)	$(5.23)
Basic weighted average common shares outstanding	109.0	107.5	108.5	107.3
Diluted weighted average common shares outstanding	109.0	107.5	108.5	107.3

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $157 million and $209 million for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively, and $538 million and $720 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $8 million and $12 million for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively, and $24 million and $36 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $11 million and $17 million for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively, and $38 million and $55 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $8 million and $10 million for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively, and $26 million and $34 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, pursuant to the master leases with Seritage.
See accompanying notes.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss	$(950)	$(556)	$(1,882)	$(561)
Other comprehensive income
Pension and postretirement adjustments, net of tax	45	200	299	377
Currency translation adjustments, net of tax	(3)	1	(3)	2
Total other comprehensive income	42	201	296	379
Comprehensive loss attributable to Holdings' shareholders	$(908)	$(355)	$(1,586)	$(182)

See accompanying notes.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
(Unaudited)

millions	November 3, 2018	October 28, 2017	February 3, 2018
ASSETS
Current assets
Cash and cash equivalents	$526	$200	$182
Restricted cash	281	154	154
Accounts receivable(1)	354	378	343
Merchandise inventories	2,324	3,452	2,798
Prepaid expenses and other current assets(2)	310	364	346
Total current assets	3,795	4,548	3,823
Property and equipment (net of accumulated depreciation and amortization of $2,311, $2,451 and $2,381)	1,495	1,855	1,729
Goodwill	269	269	269
Trade names and other intangible assets	861	1,244	1,168
Other assets	257	294	284
TOTAL ASSETS	$6,677	$8,210	$7,273
LIABILITIES
Current liabilities
Short-term borrowings(3)	$934	$1,061	$915
Current portion of long-term debt and capitalized lease obligations(4)	513	1,310	968
Debtor-in-possession credit facility	112	—	—
Merchandise payables	102	772	576
Other current liabilities(5)	991	1,547	1,575
Unearned revenues	619	676	641
Other taxes	177	290	247
Total current liabilities	3,448	5,656	4,922
Long-term debt and capitalized lease obligations(6)	1,779	2,032	2,249
Pension and postretirement benefits	137	1,641	1,619
Deferred gain on sale-leaseback	249	446	362
Sale-leaseback financing obligation	424	247	247
Unearned revenues	809	563	539
Other long-term liabilities	464	1,001	935
Long-term deferred tax liabilities	83	634	126
Total liabilities not subject to compromise	7,393	12,220	10,999
Liabilities subject to compromise(7)	4,595	—	—
Commitments and contingencies
DEFICIT
Total Deficit	(5,311)	(4,010)	(3,726)
TOTAL LIABILITIES AND DEFICIT	$6,677	$8,210	$7,273

(1)
Includes $29 million, $26 million and $28 million of net amounts receivable from SHO, and $1 million, $7 million and $1 million of amounts receivable from Seritage at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. Also includes $1 million of net amounts receivable from Lands' End at February 3, 2018.

(2) Includes $4 million and $6 million prepaid rent to Seritage at November 3, 2018 and February 3, 2018, respectively.
(3) Includes balances held by related parties of $553 million and $645 million at October 28, 2017 and February 3, 2018, respectively, related to our Line of Credit Loans and Incremental Loans at October 28, 2017 and February 3, 2018, and unsecured commercial paper at October 28, 2017. See Note 3 for defined terms and Notes 3 and 12 for further information.
(4) Includes balances held by related parties of $513 million at November 3, 2018 related to our Mezzanine Loan and Additional Mezzanine Loans and $199 million and $146 million at October 28, 2017 and February 3, 2018, respectively, related to our 2016 Secured Loan Facility and our Old Senior Secured Notes for both periods. See Note 3 for defined terms and Notes 3 and 12 for further information.
(5) Includes $2 million of amounts payable to Lands' End at November 3, 2018.

(6)
Includes balances held by related parties of $1.0 billion, $1.2 billion and $1.5 billion at November 3, 2018, October 28, 2017 and February 3, 2018, respectively, related to our 2016 Term Loan for all periods presented, our Consolidated Secured Loan Facility and FILO Loan at November 3, 2018, our Term Loan Facility at November 3, 2018 and February 3, 2018, our 2017 Secured Loan Facility, Subsidiary Notes, Old Senior Unsecured Notes and Second Lien Term Loan at October 28, 2017 and February 3, 2018, and our Old Senior Secured Notes at October 28, 2017. See Note 3 for defined terms and Notes 3 and Note 12 for further information.

(7)
Includes balances held by related parties of $1.3 billion at November 3, 2018 related to our Second Lien Term Loan, Line of Credit Loans, New Senior Secured Notes, Old Senior Unsecured Notes and New Senior Unsecured Notes.

See accompanying notes.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,882)	$(561)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(11)	(120)
Tax benefit resulting from Other Comprehensive Income allocation	(27)	—
Depreciation and amortization	198	259
Reorganization items, net(1)	127	—
Impairment charges	327	29
Gain on sales of assets	(344)	(1,437)
Pension and postretirement plan contributions	(345)	(271)
Pension plan settlements	120	403
Payment for insurance transaction	(208)	—
Proceeds from Citibank amendment	425	—
Mark-to-market adjustments of financial instruments	—	17
Amortization of deferred gain on sale-leaseback	(50)	(59)
Amortization of debt issuance costs and accretion of debt discount	92	93
Non-cash PIK interest	56	—
Other	(8)	(36)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(33)	11
Merchandise inventories	474	490
Merchandise payables	185	(276)
Income and other taxes	(53)	(30)
Other operating assets	(13)	—
Other operating liabilities	(153)	(413)
Net cash used in operating activities	(1,123)	(1,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	402	867
Proceeds from Craftsman Sale	—	572
Proceeds from sales of receivables(2)	—	293
Purchases of property and equipment	(45)	(59)
Net cash provided by investing activities	357	1,673

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debtor-in-possession credit facility	112	—
Debtor-in-possession credit facility debt issuance costs	(10)	—
Proceeds from debt issuances(3)	1,423	638
Repayments of debt(4)	(1,024)	(887)
Increase in short-term borrowings, primarily 90 days or less	565	464
Proceeds from sale-leaseback financing	206	106
Debt issuance costs(5)	(35)	(25)
Net cash provided by financing activities	1,237	296

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	471	68
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	336	286
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$807	$354

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$16	$33
Cash interest paid(6)	314	285
Unpaid liability to acquire equipment and software	18	9
PIK interest included within other operating liabilities	14	—

See accompanying notes.

(1) Reorganization items, net includes cash flows from financing activities of $10 million for debtor-in-possession credit facility debt issuance costs.
(2) Proceeds in 2017 include $63 million from JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1), for the sale of receivables.
(3) Proceeds in 2018 include $928 million from related parties in connection with the Consolidated Secured Loan Facility, FILO Loan, Mezzanine Loan, Additional Mezzanine Loans, Line of Credit Loans and additional borrowings from the 2017 Secured Loan Facility. Proceeds in 2017 include $553 million from related parties in connection with the Line of Credit Loans and Incremental Loans. See Notes 3 and 12 for further information.
(4) Repayments in 2018 include $67 million to related parties in connection with the Term Loan Facility, 2017 Secured Loan Facility, Incremental Loans and 2016 Secured Loan Facility. Repayments in 2017 include $299 million to related parties in connection with the 2017 Secured Loan Facility, 2016 Secured Loan Facility, Incremental Loans, 2016 Term Loan and Line of Credit Loans. See Notes 3 and 12 for further information.
(5) Includes fees related to our borrowings of $13 million paid to related parties during the 39 weeks ended November 3, 2018. Includes a one-time extension fee equal to $4 million to JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1) during the 39 weeks ended October 28, 2017. See Note 3 for further information.
(6) Cash interest paid includes $140 million and $114 million interest paid to related parties related to our borrowings during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. See Notes 3 and 12 for further information.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,519)	$(1,552)	$(3,831)
Comprehensive income
Net income	—	—	—	—	245	—	245
Pension and postretirement adjustments, net of tax	—	—	—	—	—	50	50
Currency translation adjustments, net of tax	—	—	—	—	—	1	1
Total Comprehensive Income							296
Stock awards	—	—	15	(14)	—	—	1
Associate stock purchase	—	—	1	—	—	—	1
Balance at April 29, 2017	107	1	(5,875)	9,116	(5,274)	(1,501)	(3,533)
Comprehensive loss
Net loss	—	—	—	—	(250)	—	(250)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	127	127
Total Comprehensive Loss							(123)
Stock awards	—	—	12	(14)	—	—	(2)
Associate stock purchase	—	—	2	—	—	—	2
Balance at July 29, 2017	107	1	(5,861)	9,102	(5,524)	(1,374)	(3,656)
Comprehensive loss
Net loss	—	—	—	—	(556)	—	(556)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	200	200
Currency translation adjustments, net of tax	—	—	—	—	—	1	1
Total Comprehensive Loss							(355)
Stock awards	1	—	15	(16)	—	—	(1)
Associate stock purchase	—	—	2	—	—	—	2
Balance at October 28, 2017	108	$1	$(5,844)	$9,086	$(6,080)	$(1,173)	$(4,010)
Balance at February 3, 2018	108	$1	$(5,820)	$9,063	$(5,898)	$(1,072)	$(3,726)
Comprehensive loss
Net loss	—	—	—	—	(424)	—	(424)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	36	36
Currency translation adjustments, net of tax	—	—	—	—	—	1	1
Total Comprehensive Loss							(387)
Stock awards	—	—	48	(52)	—	—	(4)
Associate stock purchase	—	—	4	—	—	—	4
Balance at May 5, 2018	108	1	(5,768)	9,011	(6,322)	(1,035)	(4,113)
Comprehensive loss
Net loss	—	—	—	—	(508)	—	(508)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	218	218
Currency translation adjustments, net of tax	—	—	—	—	—	(1)	(1)
Total Comprehensive Loss							(291)
Stock awards	1	—	49	(51)	—	—	(2)
Associate stock purchase	—	—	4	—	—	—	4
Balance at August 4, 2018	109	1	(5,715)	8,960	(6,830)	(818)	(4,402)
Comprehensive loss
Net loss	—	—	—	—	(950)	—	(950)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	45	45
Currency translation adjustments, net of tax	—	—	—	—	—	(3)	(3)
Total Comprehensive Loss							(908)
Stock awards	—	—	32	(41)	—	—	(9)
Associate stock purchase	—	—	8	—	—	—	8
Balance at November 3, 2018	109	$1	$(5,675)	$8,919	$(7,780)	$(776)	$(5,311)
See accompanying notes.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 766 full-line and specialty retail stores as of November 3, 2018 in the United States, operating through Kmart and Sears. As previously announced, an additional 241 stores will close during the fourth quarter of 2018. We operate under two reportable segments: Kmart and Sears Domestic.
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
On October 15, 2018 (the "Petition Date"), Holdings and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Cases are being jointly administered under the caption "In re Sears Holdings Corporation, et al., Case No. 18-23538." Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://restructuring.primeclerk.com/sears. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.
The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that Holdings will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the Senior and Junior debtor-in-possession ("DIP") financing described in Note 3, and our ability to successfully develop and, subject to the Bankruptcy Court's approval, implement, a restructuring plan, among other factors. We have significant indebtedness. Our level of indebtedness has adversely impacted and continues to adversely impact our financial condition. In addition, the filing of the Chapter 11 Cases constituted an event of default with respect to certain of our existing debt obligations. As a result, our financial condition and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of our DIP financing (see Note 3) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. Any such actions occurring during the Chapter 11 proceedings confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in Holdings' interim Unaudited Condensed Consolidated Financial Statements. The Debtors are currently pursuing a going-concern sale process for the stores after closures (for further information on such closures see Note 4). The Debtors must obtain or find acceptable a non-contingent and fully-financed (with committed financing containing customary limited conditionality consistent with acquisition financing commitments) stalking horse bid for the sale of the go forward stores (which may be either on a going-concern or liquidation basis) that is reasonably acceptable to the administrative agent and co-collateral agents party to the Senior DIP Credit Agreement, as defined in Note 3, (a "Qualified Stalking Horse Bid") on or prior to December 15, 2018. Failure to obtain and find acceptable a Qualified

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Stalking Horse bid by December 15, 2018, shall not constitute an event of default or default under the Senior DIP Credit Agreement or the Junior DIP Credit Agreement so long as the Debtors are diligently pursuing a process reasonably acceptable to the applicable administrative agents and collateral agents designed for bidding procedures and the selection of a stalking horse bid for the sale of the go forward stores by December 27, 2018.
Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests. The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the filing of the Chapter 11 Cases. Refer to Note 2 for additional information.
Citibank Amendment
In May 2018, the Company entered into an amendment to the program agreement with Citibank, N.A. (the "Citibank Amendment"), pursuant to which Citibank offers Sears proprietary and co-branded credit cards and administers the associated credit card program (the "Program"). The Citibank Amendment provides for a five-year extension (through November 2, 2025) of our 15-year co-brand and private label credit card relationship along with long-term marketing arrangements that include ongoing enhancements to the Shop Your Way MasterCard rewards program.
The Citibank Amendment removes Sears' credit cards, other than Sears' proprietary cards, not enrolled in a rewards program or enrolled in the "Thank You" rewards program (the "TY/NR Portfolio") from the Program. Under a separate marketing agreement entered in conjunction with the Citibank Amendment, the Company will continue to receive payments from Citibank in respect of the TY/NR Portfolio, which payments will be determined substantially consistent with how such payments were determined under the Program prior to the Citibank Amendment through December 31, 2020 and will thereafter be based on total sales for the TY/NR Portfolio. Credit cards in the TY/NR Portfolio will continue to be accepted in Sears' sales channels. The Citibank Amendment provides for the Company to continue to receive payments from Citibank in respect of the remaining card portfolio under the Program, which payments will be determined substantially consistent with how such payments were determined under the Program prior to the Citibank Amendment through December 31, 2020 and will thereafter be based on new account spend and total sales for the credit card portfolio.
The Citibank Amendment removes the Company's right to purchase, or arrange for a third-party to purchase, Program-related assets in certain circumstances, including upon termination or expiry of the Program, except that the Company will have such right if it elects to extend the Program through November 2, 2027, subject to the satisfaction of the performance conditions, and the Program continues through such date, or in certain circumstances if Sears terminates the Program Agreement because of an uncured material breach of Citibank's obligations thereunder. Sears will have no right to purchase the TY/NR Portfolio being removed from the Program.
Pursuant to the Citibank Amendment, Citibank paid Sears $425 million, and Sears funded a reserve for the benefit of Citibank in the amount of $25 million through an irrevocable standby letter of credit from a third-party financial institution. The Company accounted for the Citibank Amendment in accordance with accounting standards applicable to revenue from contracts with customers. The Company initially deferred the $425 million received for the Citibank Amendment and will recognize the revenue over the term of the Program as we satisfy the related performance obligation over time. During the 13- and 39- weeks ended November 3, 2018, the Company recognized revenues of $14 million and $28 million, respectively, and expects to recognize revenue of $57 million within the next 12 months and $340 million of revenue thereafter. The Company has accordingly included these amounts within current and long-term unearned revenues, respectively.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Adoption of Accounting Standards Updates: Revenue from Contracts with Customers and Compensation - Retirement Benefits
In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards updates which replace the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.
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
In addition, in March 2017, the FASB issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in the update must be applied retrospectively. The Company adopted the update in the first quarter of 2018. The adoption of the new standard reduced selling and administrative and operating loss and increased other loss in the Condensed Consolidated Statements of Operations by $248 million and $540 million for the 13- and 39- weeks ended October 28, 2017, respectively.
The following financial statement line items for the periods presented were affected by the adoption of these new standards. Also, retained deficit as of January 31, 2016 increased from $3,291 million, as originally reported, to $3,310 million as a result of the adoption of the new revenue standard.

Condensed Consolidated Statement of Operations
	13 Weeks Ended
	October 28, 2017
millions, except per share data	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Merchandise sales	$2,893	$2,810	$(83)
Services and other	767	765	(2)
Cost of sales, buying and occupancy - merchandise sales	2,535	2,448	(87)
Operating loss	(419)	(169)	250
Net loss attributable to Holdings' Shareholders	(558)	(556)	2
Basic loss per share	(5.19)	(5.17)	0.02

	39 Weeks Ended
	October 28, 2017
millions, except per share data	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Merchandise sales	$9,820	$9,553	$(267)
Services and other	2,506	2,499	(7)
Cost of sales, buying and occupancy - merchandise sales	8,320	8,042	(278)
Operating loss	(223)	321	544
Net loss attributable to Holdings' Shareholders	(565)	(561)	4
Basic loss per share	(5.27)	(5.23)	0.04

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidated Balance Sheets
	January 28, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$285	$300	$15
Other current liabilities	1,956	1,971	15
Other long-term liabilities	1,002	1,009	7
Total Deficit	(3,824)	(3,831)	(7)

	October 28, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$347	$364	$17
Other current liabilities	1,534	1,547	13
Other long-term liabilities	994	1,001	7
Total Deficit	(4,007)	(4,010)	(3)

	February 3, 2018
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$335	$346	$11
Other current liabilities	1,568	1,575	7
Other long-term liabilities	928	935	7
Total Deficit	(3,723)	(3,726)	(3)

Condensed Consolidated Statements of Cash Flows
	39 Weeks Ended
	October 28, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Net loss	$(565)	$(561)	$4
Change in other operating liabilities	(409)	(413)	(4)
The Company's accounting policies, as updated from our Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to the adoption of the new revenue standard, are as follows.
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

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Revenues earned in connection with our agreements with SHO and Lands' End are earned upon the transfer of control of merchandise or the satisfaction of the service performance obligation.
The Company has a Shop Your Way program in which customers earn points on purchases which may be redeemed to pay for future purchases. Points earned pursuant to the Shop Your Way program represent performance obligations and the Company allocates revenue between the merchandise or service and Shop Your Way points based on the relative stand-alone selling price of each performance obligation. The Company uses a portfolio approach and the expected cost plus margin approach to determine the stand-alone selling price of Shop Your Way points. The Company's assessment also incorporates our estimate of Shop Your Way points that we expect will not be redeemed (breakage) based on historical redemption patterns. Revenue related to Shop Your Way points is initially deferred and recognized when the points are redeemed or expire. The Company expects to recognize revenue related to the Shop Your Way points performance obligation within one year from when the points are earned by the customer.
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
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets related to the Kenmore and DieHard trade names. At October 28, 2017 and February 3, 2018, respectively, the net book value of the securitized real estate assets held by the Relevant Subsidiaries was approximately $0.6 billion and $0.5 billion. The net book value of the securitized trademark rights held by the Relevant Subsidiaries was approximately $0.5 billion at November 3, 2018 and was approximately $0.7 billion at both October 28, 2017 and February 3, 2018. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries, in each case subject to certain additional conditions that have not been satisfied to date. Under the PPPFA, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of certain specified conditions, which includes among other things, a voluntary bankruptcy event such as the Chapter 11 Cases.
In November 2017, we entered into an amendment to the PPPFA which provided for the release of 138 of our properties from a ring-fence arrangement, which is further described below and in Note 6.
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
On November 27, 2018, amounts deposited in escrow for the benefit of our pension plans equal to $281 million were transferred to our pension plans. The amounts had been included within restricted cash in the Condensed Consolidated Balance Sheets at November 3, 2018.
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
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years (the "Craftsman Receivable") and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products made during the 15-year period following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Condensed Consolidated Statements of Operations for the 26 weeks ended July 29, 2017, and initially established a receivable of $234 million for the net present value of the Craftsman Receivable. During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser.
In connection with the closing of the Craftsman Sale, Holdings reached an agreement with the PBGC pursuant to which the PBGC consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the PPPFA and certain related transactions. As a condition to obtaining this consent, the Company agreed to grant the PBGC a lien on, and subsequently contributed to the Company's pension plans, the value of the Craftsman Receivable.
The Company also granted a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension funding obligations through the end of 2019 and agreed to certain other amendments to the PPPFA. The real estate assets were released from the ring-fence arrangement in August 2018 as described above and in Note 6.
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited in escrow for the benefit of our pension plans at each of November 3, 2018, October 28, 2017 and February 3, 2018. The amounts deposited in escrow for the benefit of our pension plans equal to $281 million were transferred to our pension plans on November 27, 2018.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of November 3, 2018, October 28, 2017 and February 3, 2018.

millions	November 3, 2018	October 28, 2017	February 3, 2018
Cash and cash equivalents	$436	$122	$113
Cash posted as collateral	5	4	4
Credit card deposits in transit	85	74	65
Total cash and cash equivalents	526	200	182
Restricted cash	281	154	154
Total cash balances	$807	$354	$336
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $65 million and $88 million for the 13 week periods ended November 3, 2018 and October 28, 2017, respectively, and $196 million and $256 million for the 39 week periods ended November 3, 2018 and October 28, 2017, respectively.
Sears Canada
At each of November 3, 2018, October 28, 2017 and February 3, 2018, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. In July 2017, Sears Canada filed for court protection and trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12 million, thereby reducing the carrying value to zero, within interest and investment loss in our Condensed Consolidated Statements of Operations during the 39 weeks ended October 28, 2017.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 2—BANKRUPTCY FILING
Chapter 11 Proceedings
On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Chapter 11 Cases are being jointly administered under the caption "In re Sears Holdings Corporation, et al., Case No. 18-23538." Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://restructuring.primeclerk.com/sears. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. The Debtors are authorized to continue to operate their businesses and manage their properties as "debtors in possession" under the jurisdiction of the Bankruptcy Code and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Certain subsidiaries of Holdings (collectively, the "Non-Filing Entities") were not part of the Chapter 11 Cases. The Non-Filing Entities include, among others, SRC O.P. LLC, SRC Facilities LLC, SRC Real Estate (TX), LLC, KCD IP, LLC and Sears Reinsurance Company Ltd. The Non-Filing Entities will continue to operate their businesses in the normal course and their results are included in our interim Unaudited Condensed Consolidated Financial Statements.
Significant Bankruptcy Court Actions
Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors' operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay employee wages and benefits, honor member programs, and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date. On November 30, 2018, the Bankruptcy Court entered an order approving the Senior DIP Facility (as defined in Note 3) on a final basis and the Junior DIP Facility (as defined in Note 3) on an interim basis. The Junior DIP Facility will be heard by the Bankruptcy Court on a final basis on December 20, 2018 (see Note 3).
Debtor-In-Possession Financing
See Note 3 for further discussion of the DIP credit facilities, which provide up to $300 million in senior priming financing and $350 million in junior financing.
Sale Process
In connection with the Chapter 11 Cases, we are seeking to sell the Company or certain of our assets pursuant to a sale under Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization (each, a "Transaction"). These assets include, but are not limited to, the Company as a going concern (whether as the go-forward retail footprint alone or together with substantially all of the Company's assets and component businesses), certain of the Company's businesses, or any combination of assets comprising one or more of the Company's businesses, including the underlying real estate. We are concurrently seeking bids from buyers potentially interested in a Transaction on a going concern or liquidation basis. The deadline with respect to designating a stalking horse bidder for the go-forward retail footprint is December 15, 2018. See Notes 1 and 3 for more information on the bid deadline with respect to the DIP financing. The sale process is being directed by the Restructuring Committee of the Board of Directors of the Company.
Dispositions
We have pursued certain transactions in accordance with the procedures approved by the Bankruptcy Court, including with respect to the use of the proceeds generated from such dispositions.
Sears Home Improvement Business
On November 2, 2018, the Company entered into an Asset Purchase Agreement ("SHIP APA") with Service.com pursuant to which Service.com agreed to purchase from the Company and its subsidiaries the Home Improvement business of the Sears Home Services division of the Company for approximately $60 million subject to adjustment under the SHIP APA. A hearing before the Bankruptcy Court is scheduled for December 18, 2018 to approve the

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

transaction, which is expected to close upon the satisfaction of any remaining conditions to closing under the SHIP APA.
SRAC Medium Term Notes Series B Debt Obligations
On November 28, 2018, the Debtors completed the sale of certain Medium Term Notes Series B debt obligations in the principal amount of $880.7 million (the "MTNs") issued by Sears Roebuck Acceptance Corp. pursuant that certain Indenture, dated as of October 1, 2002, by and among Sears Roebuck Acceptance Corp., and the Bank of New York Mellon Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as trustee, to Cyrus Capital Partners L.P. ("Cyrus") for a cash payment of $82.5 million. Subject to, and only to the extent provided by, the Bankruptcy Court in accordance with the Bankruptcy Code, Cyrus is entitled to receive payments of principal, interest, fees, or other amounts on $251.2 million aggregate principal amount of the MTNs. Cyrus has agreed to waive all rights to receive such payments as to the remaining $629.5 million aggregate principal amount of the MTNs. The Debtors have agreed, on behalf of themselves and their subsidiaries, not to sell, transfer or assign any MTNs not included as part of this transaction to any non-Debtor entity other than a transfer or assignment pursuant to a non-consensual order of a court of competent jurisdiction with respect thereto. The Bankruptcy Court authorized the sale of the MTNs and the deposit of the net proceeds of the sale into the Debtors' wind-down account pursuant to an order dated November 19, 2018.
Executive Compensation Plans
As previously disclosed, the Compensation Committee of the Board of Directors of the Company approved the Debtors' Key Employee Incentive Plan (the "KEIP") and the Debtors' Key Employee Retention Plan ("KERP"), each subject to the approval of the Bankruptcy Court following a hearing on December 14, 2018. The KEIP is designed to incentivize 19 of the Debtors' senior executives (including the members of the Office of the Chief Executive and other named executive officers) by providing a total potential award opportunity of approximately $8.5 million upon the achievement of certain milestone metrics. The KERP is designed to enhance retention of a maximum of 322 other non-insider employees and provides a total award pool of approximately $16.9 million.
Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply accounting standards applicable to reorganizations, which are applicable to companies under Chapter 11 bankruptcy protection. They require the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish pre-petition liabilities subject to compromise ("LSTC") of the Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of non-Debtor entities in the accompanying Unaudited Condensed Consolidated Balance Sheets. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Company has classified the entire amount of the claim as a LSTC.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, certain claims against the Debtors in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as debtors in possession. These claims are reflected in the Condensed Consolidated Balance Sheets at November 3, 2018 as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' certain receivables, inventory, intellectual property and certain real estate assets.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors' business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, and certain vendors.
Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims, or other events.
Liabilities Subject to Compromise as of November 3, 2018 included the following components:

millions	November 3, 2018
Debt(1)	$2,078
Accrued interest on debt subject to compromise	35
Pension	1,018
Accounts payable, accrued expense and other liabilities(2)	1,464
Total liabilities subject to compromise	$4,595
(1) See Note 3 for details of pre-petition debt reported as liabilities subject to compromise.
(2) On October 15, 2018, the Debtors' filed a motion to reject certain leases. On November 16, 2018, the Bankruptcy Court entered an order approving the Debtors' motion to reject these leases. The amount of liabilities subject to compromise related to these leases was $183 million at November 3, 2018, and does not include any adjustment to reduce the amount to the expected allowed claims as the motion had not been approved as of that date. The potential damages from the rejection of such leases cannot currently be estimated.
Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the 13- and 39- weeks ended November 3, 2018. Cash paid for reorganization items, net was $14 million for the 13- and 39- weeks ended November 3, 2018.

millions	13 Weeks Ended November 3, 2018	39 Weeks Ended November 3, 2018
Professional fees	$18	$18
Debtor-in-possession financing costs	10	10
Write-off of pre-petition debt issuance costs and debt discount	103	103
Reorganization items, net	$131	$131

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 3—BORROWINGS
Total borrowings were as follows:

millions	November 3, 2018	October 28, 2017	February 3, 2018
Short-term borrowings:
Debtor-in-possession credit facility	$112	$—	$—
Unsecured commercial paper	—	40	—
Secured borrowings	836	424	271
Line of Credit Loans	—	413	500
Incremental Loans	—	184	144
Secured Loans	98	—	—
Total short-term borrowings	$1,046	$1,061	$915
Debt subject to compromise:
Second Lien Term Loan	$317	$—	$—
Line of Credit Loans	570	—	—
Old Senior Secured Notes	89	—	—
New Senior Secured Notes	175	—	—
Old Senior Unsecured Notes	411	—	—
New Senior Unsecured Notes	223	—	—
Subsidiary Notes	293	—	—
Total debt subject to compromise	$2,078	$—	$—
Long-term debt, including current portion:
Term Loan	—	722	391
2016 Term Loan	562	557	559
FILO Loan	122	—	—
Mezzanine Loan & Additional Mezzanine Loans	501	—	—
Term Loan Facility	230	—	206
Consolidated Secured Loan Facility	824	—	—
2017 Secured Loan Facility	—	373	374
2016 Secured Loan Facility	—	261	251
Second Lien Term Loan	—	293	294
Old Senior Secured Notes	—	303	303
Old Senior Unsecured Notes	—	468	483
Subsidiary Notes	—	284	284
Total long-term debt, including current portion:	$2,239	$3,261	$3,145
Capitalized lease obligations	53	81	72
Total borrowings	$5,416	$4,403	$4,132
LSTC must be reported at the amounts expected to be allowed by the Bankruptcy Court. The carrying value of the debt subject to compromise will be adjusted as claims are approved. As of November 3, 2018, the Company wrote off $103 million of debt issuance costs and debt discount to present the debt subject to compromise at the outstanding face value. The write-offs are included within reorganization items, net in the Condensed Consolidated Statements of Operations. See Note 2 for further details.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The fair value of long-term debt, excluding capitalized lease obligations, was $2.3 billion at November 3, 2018, $3.0 billion at October 28, 2017 and $2.8 billion at February 3, 2018. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Effect of Chapter 11 Cases & Automatic Stay on Pre-Petition Debt Obligations
The filing of the Chapter 11 Cases constituted an event of default with respect to certain of our existing debt obligations. Except with respect to certain loans that have been converted to post-petition obligations or payments required to be made as adequate protection under the Bankruptcy Code and the applicable Bankruptcy Court orders, any efforts to enforce payment obligations under such debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.
Contractual Interest on Debt Subject to Compromise
Effective as of the Petition Date, the Company ceased recording interest expense on outstanding pre-petition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as LSTC. From the Petition Date through November 3, 2018, contractual interest expense of $10 million related to LSTC has not been recorded in the financial statements.
Senior Debtor-In-Possession Credit Facility
On November 29, 2018, the Company entered into a Super-priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the "Senior DIP Credit Agreement"), effective as of November 30, 2018, upon the entry of the order of the Bankruptcy Court approving the Senior DIP Credit Agreement (the "Senior DIP Order") and the satisfaction of certain other conditions to effectiveness (the "Senior DIP Closing Date"), with Sears Roebuck Acceptance Corp., a Delaware corporation, ("SRAC") and Kmart Corporation, a Michigan corporation, (together with SRAC, the "Borrowers") as borrowers, the Company as a guarantor, Bank of America, N.A. as administrative agent (the "Senior DIP Administrative Agent"), co-collateral agent and swingline lender, Wells Fargo Bank, National Association as co-collateral agent, and the agents and lenders from time to time party thereto.
The Senior DIP Credit Agreement provides for an asset-based credit facility in the aggregate principal amount of up to $300 million (the "Senior DIP Facility"), with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (a) the borrowing base, which equals 87.5% of the eligible accounts receivable and certain inventory of the Company and the Borrowers, subject to customary reserves and eligibility criteria, and (b) the aggregate revolving credit commitments plus the principal amount of the term loan outstanding at such time. As of the Senior DIP Closing Date, the aggregate revolving credit commitments (including sub-facilities in respect of letters of credit and swingline loans) were $1.148 billion and the aggregate term loan outstanding, including the new money term loan facility, was $682.7 million. The Senior DIP Facility consists of (i) new money commitments in the aggregate principal amount of $300 million, including a new money term loan facility under which an aggregate principal amount of $111.9 million was made available to SRAC as of October 17, 2018 and (ii) new money revolving commitments in an aggregate principal amount of $188.1 million, and a "roll-up" of existing pre-petition ABL term loans, revolving advances, existing letters of credit and cash management and bank products obligations. As of the Senior DIP Closing Date, the aggregate revolving credit commitments were $1.148 billion. The new money revolving credit facility also includes a letter of credit sub-facility and a swingline loan sub-facility.
The proceeds from the Senior DIP Facility will be used for working capital and general corporate purposes and to refinance the debtor-in-possession term loans outstanding on the Senior DIP Closing Date, to fund the carve-out reserve, which will be used to pay certain trustee and professional fees as directed by the Bankruptcy Court, and to pay other fees, costs and expenses incurred in connection with the Chapter 11 Cases.
Base rate advances under the Senior DIP Term Loan Facility bear interest at a rate per annum equal to the Base Rate (as defined in the Senior DIP Credit Agreement) plus 7.00%; Eurodollar rate advances under the Senior DIP Term Loan Facility bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Senior DIP Credit Agreement) plus 8.00%. Base rate advances under the Senior DIP Revolving Credit Facility bear interest at a rate

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

per annum equal to the Base Rate plus 3.50%; Eurodollar rate advances under the Senior DIP Revolving Credit Facility bear interest at a rate per annum equal to the Eurodollar Rate plus 4.50%. In addition to paying interest on outstanding principal under the Senior DIP Credit Agreement, the Borrowers are required to pay a commitment fee of 0.75% per annum to the revolving lenders under the Senior DIP Credit Agreement in respect of the un-utilized revolving commitments thereunder. The Borrowers must also pay a letter of credit fronting fee equal to 0.125% per annum of the undrawn and unexpired amount of each letter of credit.
Borrowings under the Senior DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (A) October 16, 2019 (the "Senior DIP Scheduled Termination Date"), (B) the substantial consummation of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (C) the consummation of a sale of all or substantially all of the collateral of a type that is included in the borrowing base, (D) the date of termination in whole of the aggregate revolving commitments and the acceleration of the total extensions of credit pursuant to an optional termination or reduction of the revolving commitments or an event of default and (E) the occurrence of the "termination date" or "maturity date" (or any similar term having the same meaning) under the Junior DIP Credit Agreement.
If on the date of delivery of any borrowing base certificate, the total extensions of credit exceed the line cap, the Borrowers shall prepay advances in an amount equal to such excess, provided that if the aggregate principal amount of advances then outstanding is less than the amount of such excess, the Borrowers shall cash collateralize outstanding letter of credit obligations to the extent of such excess. Any Senior DIP Borrower may voluntarily repay, without premium or penalty, outstanding amounts under the Senior DIP Facility at any time, on three business days advance notice for any Eurodollar rate borrowings, and on one business day advance notice for any base rate borrowings.
The facility is guaranteed by, subject to certain exceptions, the Debtors other than the Borrowers (the "Guarantors"). All obligations under the Senior DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority senior priming lien on substantially all of the assets of the Company, the Borrowers and the Guarantors, including collateral under the Pre-Petition Domestic Credit Agreement, and other previously unencumbered assets and a perfected lien on certain specified assets pari passu with liens securing the Junior DIP Facility. The Senior DIP Credit Agreement includes negative covenants that, subject to significant exceptions, limit the Company's, the Borrowers' and the Guarantors' ability and the ability of its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates; or

•	change lines of business.
The Senior DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the Senior DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Senior DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the Senior DIP Order.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Junior Debtor-in-Possession Credit Facility
On November 29, 2018, the Company entered into a Super-priority Junior Lien Secured Debtor-in-Possession Credit Agreement (the "Junior DIP Credit Agreement"), with SRAC and Kmart Corporation as borrowers, Cantor Fitzgerald Securities, as agent (the "Junior DIP Administrative Agent") and collateral agent, and the other lenders from time to time party thereto. The entry into the Junior DIP Credit Agreement was approved on an interim basis by an order of the Bankruptcy Court (the "Junior DIP Order"). The Junior DIP Credit Agreement became effective on November 30, 2018 (the "Junior DIP Effective Date").
The Junior DIP Credit Agreement provides for a term loan credit facility in the aggregate principal amount of up to $350 million (the “Junior DIP Facility”), consisting of (i) term loans in an aggregate principal amount not to exceed $250 million, which shall be funded by the lenders in three draws (each, an "Interim DIP Loan") on or after the Junior DIP Effective Date and prior to the date when conditions precedent to Subsequent DIP Loans (as defined below) are satisfied or waived by the Junior DIP Administrative Agent (the "Junior DIP Final Closing Date") in the following amounts and in the following order: (x) first, an Interim DIP Loan in an aggregate principal amount of up to $75 million, (y) second, an Interim DIP Loan in an aggregate principal amount of up to $75 million, and (z) third, an Interim DIP Loan in an aggregate principal amount of up to $100 million, provided that with respect to clauses (y) and (z) above, such Interim DIP Loans shall only be made available on the dates when Excess Availability (as defined in the Junior DIP Credit Agreement) is less than $50 million, and (ii) term loans in an aggregate principal amount not to exceed $100 million, which shall be funded by the lenders in multiple draws (each, a "Subsequent DIP Loan") on or after the Junior DIP Final Closing Date in an aggregate principal amount of the lesser of (x) $50 million and (y) the remaining Term Commitments (as defined in the Junior DIP Credit Agreement), provided that each Subsequent DIP Loan shall only be made available on the dates when the sum of Excess Availability and the aggregate amount of cash available to the loan parties is less than $50 million.
The proceeds of an Interim DIP Loan in an aggregate principal amount of $75 million from the Junior DIP Facility were made available on the Junior DIP Effective Date, and were used for operating, working capital and general corporate purposes, including to fund the carve-out reserve and to pay other fees, costs and expenses incurred in connection with the transactions contemplated by the Junior DIP Credit Agreement and the Chapter 11 Cases.
Base rate advances under the Junior DIP Facility bear interest at a rate per annum equal to the Base Rate (as defined in the Junior DIP Credit Agreement) plus 9.00%; Eurodollar rate advances under the Junior DIP Facility bear interest at a rate per annum equal to the greater of (a) 1.00% or (b) the Eurodollar Rate (as defined in the Junior DIP Credit Agreement), plus 10.00%. In addition to paying interest on outstanding principal under the Junior DIP Credit Agreement, the Borrowers are required to pay (1) a closing fee equal to (A) 3.00% with respect to the $250 million aggregate principal amount of the Interim DIP Loan amount, due and payable on the Junior DIP Effective Date and (B) 3.00% with respect to the $100 million aggregate principal amount of Subsequent DIP Loans, each due and payable on the date of the borrowing thereof, provided that such fee shall be paid in respect of the aggregate principal amount of unused term commitments upon the earlier of (x) December 31, 2018 and (y) the Junior DIP Final Closing Date, (2) a commitment fee equal to 0.75% per annum to the lenders under the Junior DIP Credit Agreement on the average daily amount of the available term commitment of each such lender, (3) subject to the Borrowers’ valid election of the Extension Option (as defined below), an extension fee equal to 1.25% of the aggregate principal amount of each lender’s then outstanding term loans, due and payable on the first day after the Termination Date (as defined in the Junior DIP Credit Agreement), and (4) a monitoring fee equal to $175,000, due and payable on the Junior DIP Effective Date.
Borrowings under the Junior DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (i) July 29, 2019 (the "Junior DIP Scheduled Termination Date"), (ii) November 29, 2019, if the Borrowers exercise the Extension Option, and (iii) the Termination Date (as defined in the Senior DIP Credit Agreement) under the Senior DIP Credit Agreement. The Borrowers may, upon three business days notice to the Junior DIP Administrative Agent, exercise the option to extend the maturity of the Junior DIP Credit Agreement for an additional four months following the Junior DIP Scheduled Termination Date (the "Extension Option").
Any Junior DIP Borrower may voluntarily repay, without premium or penalty, outstanding amounts under the Junior DIP Facility at any time, upon two business days advance notice for any Eurodollar rate borrowings, and on one business day advance notice for any base rate borrowings. No prepayment shall be required from any net proceeds in connection with the sale of pre-petition unencumbered assets, until (i) the Wind-down Account Funding Condition (as defined in the Junior DIP Credit Agreement) has been satisfied, (ii) the Pre-petition Unencumbered Assets Proceeds Account (as

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

defined in the Junior DIP Credit Agreement) is funded and (iii) the Discharge of Senior DIP Obligations (as defined in the Junior DIP Credit Agreement) has occurred.
The facility is guaranteed by the Guarantors. All obligations under the Junior DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority junior lien on all of the Company's and all of the Borrowers' and the Guarantors' assets, subject to certain exceptions. The Junior DIP Credit Agreement includes certain customary representations and warranties, affirmative and negative covenants and events of default substantially consistent with the Senior DIP Credit Agreement described above.
Going-Concern Sale
The Debtors are currently pursuing a going-concern sale process for the stores after closures (for further information on such closures see Note 4). The Debtors must obtain or find acceptable a Qualified Stalking Horse Bid on or prior to December 15, 2018. Failure to obtain and find acceptable a Qualified Stalking Horse bid by December 15, 2018, shall not constitute an event of default or default under the Senior DIP Credit Agreement or the Junior DIP Credit Agreement so long as the Debtors are diligently pursuing a process reasonably acceptable to the applicable administrative agents and collateral agents designed for bidding procedures and the selection of a sale of the go forward stores by December 27, 2018.
Unsecured Commercial Paper
Prior to the Petition Date, the Company had borrowed through the commercial paper markets. At October 28, 2017, we had outstanding commercial paper borrowings of $40 million, while at November 3, 2018 and February 3, 2018, we had no commercial paper borrowings outstanding. The carrying value of commercial paper, net of remaining discount, was $40 million at October 28, 2017.
Letter of Credit Facility
On December 28, 2016, the Company, through the Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the Letter of Credit and Reimbursement Agreement (the "LC Facility") providing for a $500 million secured standby letter of credit facility (of which $271 million was committed at November 3, 2018) from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank.
In August 2017, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or a portion of their commitments under the facility to other lenders, of which $165 million has been syndicated to unaffiliated third-party lenders as of November 3, 2018. In April 2018, the Company executed amendments to the LC Facility, which extended the maturity to December 28, 2019.
The amended LC Facility is guaranteed by the same subsidiaries of the Company that guaranteed the obligations under the Pre-petition Domestic Credit Agreement, as defined below. The amended LC Facility is secured by substantially the same collateral as the Pre-petition Domestic Credit Agreement. The amended LC Facility contains a borrowing base calculation, pursuant to which the borrowers are required to cash collateralize the LC Facility if the aggregate obligations under the Pre-petition Domestic Credit Agreement, amended LC Facility and certain other cash management and similar obligations exceed the Modified Borrowing Base, as defined in the amended LC Facility, as of the end of any calendar month.
To secure their obligation to participate in letters of credit issued under the LC Facility, the lenders under the LC Facility are required to maintain cash collateral on deposit with the Issuing Bank in an amount equal to 102% of the commitments under the LC Facility (the "Lender Deposit"). The Borrowers paid the Lenders an upfront fee equal to 1.00% of the aggregate amount of the Lender Deposit, and in connection with the extension of the maturity of the LC Facility in April 2018, the Borrowers paid the Lenders an upfront fee equal to 0.50% of the aggregate amount of the Lender Deposit. In addition, the Borrowers are required to pay a commitment fee on the average daily amount of the Lender Deposit (as such amount may be increased or decreased from time to time) equal to the Eurodollar Rate (as defined under the Pre-petition Domestic Credit Facility) plus 11.0%, as well as certain other fees. The Borrowers

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

are also required to pay a fee equal to 0.50% of the aggregate amount of the Lender Deposit in connection with the termination of the LC Facility, whether at maturity or otherwise, or of any reduction in the amount of the Lenders' commitments under the LC Facility.
The LC Facility includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility. The LC Facility also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. The filing of the Chapter 11 Cases constituted an event of default under the LC Facility. Although under the LC Facility the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), such actions are stayed as a result of the Chapter 11 Cases, subject to certain exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above. At each of November 3, 2018, October 28, 2017 and February 3, 2018, we had $271 million of letters of credit outstanding under the LC Facility.
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
Also on March 14, 2018, the Company, through SRC Sparrow 2 LLC (the "Mezzanine Loan Borrower"), an entity wholly-owned and controlled indirectly by the Company, entered into a Mezzanine Loan Agreement (the "Mezzanine Loan Agreement") with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement provides for a $240 million term loan (the "Mezzanine Loan") that is secured by a pledge of the equity interests in SRC O.P. LLC, the direct parent company of the entities that own the 138 real properties that initially secured the obligations of the Secured Loan Borrowers under the Credit Agreement. The Mezzanine Loan matures on July 20, 2020. The Company used the proceeds of the Mezzanine Loan to make a contribution to the Company's pension plans.
The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans") subject to certain conditions set forth in the Mezzanine Loan Agreement and the Credit Agreement. During the first nine months of 2018, the Company obtained Additional Mezzanine Loans of $273 million.
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
On November 13, 2018, the Lenders, entities affiliated with ESL, purchased the Secured Loans from the Secured Lenders in the aggregate principal amount of $101.7 million. In connection with the purchase of the Secured Loans,

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the Secured Loan Borrowers entered into a Fourth Amendment to the Credit Agreement, dated November 13, 2018, with the Lenders (the "Fourth Amendment"). Pursuant to the Fourth Amendment, the Lenders reallocated an aggregate of $513.2 million of the outstanding principal under the Mezzanine Loan Agreement over to the Secured Loans and, immediately following the reallocation under the Fourth Amendment, the outstanding principal amount under the Secured Loans was $614.9 million. Pursuant to the Fourth Amendment, the Lenders also replaced UBS AG, Stamford Branch as administrative agent under the Credit Agreement.
The Secured Loans, the Mezzanine Loan and the Additional Mezzanine Loans are guaranteed by the Company and certain of its subsidiaries. The Secured Loan originally had interest at an annual interest rate of LIBOR plus 6.5% for the first three months the Secured Loan is outstanding, LIBOR plus 7.5% for the fourth through the sixth month the Secured Loan is outstanding and LIBOR plus 8.5% for the seventh through the ninth month the Secured Loan is outstanding. The Secured Loans bear interest at an annual interest rate of LIBOR plus 6.5% for the first four months following the Third Amendment to the Credit Agreement, LIBOR plus 7.5% for the fifth through eighth month, and LIBOR plus 8.5% for the ninth through twelve months. Accrued interest is payable monthly during the term of the Secured Loans. The Mezzanine Loan and the Additional Mezzanine Loans bear interest at an annual interest rate of LIBOR plus 11.0%, with accrued interest payable monthly during the term of the Mezzanine Loan and the Additional Mezzanine Loans. The Company paid an upfront commitment fee of 1.5% of the principal amount of the Secured Loan, and paid an arrangement fee. The Mezzanine Borrowers paid upfront commitment fees equal to 1.8% of the principal amount of the Mezzanine Loan and the Additional Mezzanine Loans.
To the extent permitted under other debt of the Company or its affiliates, the Secured Loans, the Mezzanine Loan and the Additional Mezzanine Loans may be prepaid at any time in whole or in part, without penalty or premium, subject to approval by the Bankruptcy Court. The Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the Secured Loans to repay the Secured Loans. Following repayment in full of the Secured Loans, the Mezzanine Loan Borrower is required to apply the net proceeds of the sale of any real property that served as collateral for the Secured Loans to repay the Mezzanine Loan and the Additional Mezzanine Loans. The Company used proceeds of $211 million to pay a portion of the Secured Loans during the 39 weeks ended November 3, 2018.
The Credit Agreement and the Mezzanine Loan Agreement include certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The Credit Agreement and the Mezzanine Loan Agreement have certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. The Secured Loan Lenders and the Mezzanine Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have (including against the collateral), and require the Secured Loan Borrowers or Mezzanine Loan Borrower to pay a default interest rate of 2.0% in excess of the base interest rate as a result of the event of default.
At November 3, 2018, the carrying value of the Secured Loans, net of the remaining debt issuance costs, was $98 million. At November 3, 2018, the carrying value of the Mezzanine Loan, net of the remaining debt issuance costs, was $232 million and the carrying value of the Additional Mezzanine Loans, net of the remaining debt issuance costs, was $269 million. The filing of the Chapter 11 Cases constituted an event of default with respect to the Secured Loans, Mezzanine Loan and Additional Mezzanine Loans. As a result, the Mezzanine Loan and Additional Mezzanine Loans are included within current portion of long-term debt and capitalized lease obligations in the Condensed Consolidated Balance Sheets at November 3, 2018. The Secured Loans are included within short-term borrowings in the Condensed Consolidated Balance Sheets.
Term Loan Facility
On January 4, 2018, the Borrowers entered into a Term Loan Credit Agreement (the "Term Loan Credit Agreement") providing for a secured term loan facility (the "Term Loan Facility") from the Lenders, entities affiliated with ESL. The Term Loan Facility is guaranteed by the Company and certain of its subsidiaries that guarantee the Company's other material debt or own material intellectual property. The Term Loan Facility is secured by substantially all of the unencumbered intellectual property of the Company and its subsidiaries, other than intellectual property relating to the Kenmore and DieHard brands, as well as by certain real property interests, in each case subject to certain

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

exclusions. On January 4, 2018, $100 million was borrowed under the Term Loan Facility. The Term Loan Facility also contains an uncommitted incremental loan feature that, subject to the satisfaction of certain conditions, including the consent of the Agent, would permit up to an additional $200 million to be borrowed from other counterparties and secured by the same collateral as the initial loan under the Term Loan Facility. An additional $30 million was borrowed under the Term Loan Facility on January 19, 2018.
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
The loans under the Term Loan Facility bear interest at a weighted average annual interest rate of LIBOR plus 12.5%, which during the first year must be paid in kind by capitalizing interest. The loans under the Term Loan Facility mature on July 20, 2020. The Company used the proceeds of the Term Loan Facility for general corporate purposes. No upfront or arrangement fees were paid in connection with the Term Loan Facility. The loans under the Term Loan Facility are prepayable without premium or penalty, subject to approval by the Bankruptcy Court. The Company used proceeds of $42 million to pay interest and a portion of the Term Loan Facility during the 39 weeks ended November 3, 2018.
The Term Loan Facility includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the intellectual property and real property collateral. The Term Loan Facility has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. The filing of the Chapter 11 Cases constituted an event of default under the Term Loan Facility. Although under the Term Loan Facility the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have (including against the collateral), and require the Borrowers to pay a default interest rate, such actions are stayed as a result of the Chapter 11 Cases, subject to certain exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above.
At November 3, 2018 and February 3, 2018, the carrying value of the Term Loan Facility, net of the remaining debt issuance costs, was $230 million and $206 million, respectively. The carrying value includes paid-in-kind interest of $23 million and $1 million at November 3, 2018 and February 3, 2018, respectively.
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

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The Incremental Loan Borrowers had the right, at any time prior to October 15, 2018, to request an additional advance under the Consolidated Loan Agreement in an amount not to exceed $50 million. The making of any such additional advance and the amount thereof was subject to the 2016 Secured Loan Lenders' sole discretion and the payment of an origination fee equal to 0.5% of the amount so advanced. On October 3, 2018, the Incremental Loan Borrowers requested an additional advance in the amount of $50 million. The Secured Loan Lenders declined to make the additional advance, and, as required by the Consolidated Loan Agreement, released their liens on certain of the additional 20 real properties pledged in connection with the Additional Advance.
The Consolidated Secured Loan Facility is guaranteed by the Company and was originally secured by a first priority lien on 88 real properties owned or leased by the Incremental Loan Borrowers, which included real property that initially secured the 2017 Secured Loan Facility, Incremental Loans and 2016 Secured Loan Facility. To the extent permitted under other debt documents of the Company or its affiliates, the Consolidated Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium, subject to approval by the Bankruptcy Court. The Incremental Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral to repay the Consolidated Secured Loan Facility. Any such prepayments or repayments will be applied first to Note A until Note A is repaid in full, and then to Note B, provided, that the holder of Note A shall have the right to waive any such prepayment or repayment (other than in connection with a repayment of the Consolidated Secured Loan Facility in full at maturity or any other prepayment in full or repayment in full of the Consolidated Secured Loan Facility), in which case (x) such prepayment or repayment shall be applied to Note B and (y) such amount shall reduce the principal amount of indebtedness deemed outstanding under Note A solely for the purpose of calculating the delayed origination fees described above. The Company used proceeds of $23 million to pay interest and a portion of the Consolidated Secured Loan Facility during the 39 weeks ended November 3, 2018.
The Consolidated Loan Agreement includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The Consolidated Loan Agreement has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. The filing of the Chapter 11 Cases constituted an event of default under the Consolidated Loan Agreement. Although under the Consolidated Secured Loan Facility the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Consolidated Secured Loan Facility documents (including against the collateral), and require the Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%, such actions are stayed as a result of the Chapter 11 Cases, subject to certain exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The carrying value of the Consolidated Secured Loan Facility, net of the remaining debt issuance costs, was $824 million at November 3, 2018.
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
The 2017 Secured Loan Facility and Incremental Loans were guaranteed by the Company and certain of its subsidiaries, and were secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and Incremental Loan Borrowers and guarantors at inception of the 2017 Secured Loan Facility, and an additional seven real properties owned by the Incremental Loan Borrowers at inception of the Incremental Loans. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers, Incremental Loan Borrowers and Second Incremental Loan Borrowers were permitted to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility was permitted to be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers were required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan. The Company used proceeds of $20 million and $116 million to pay interest and a portion of the 2017 Secured Loan Facility during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, and $6 million to pay interest and a portion of the Incremental Loans during the 39 weeks ended November 3, 2018.
The 2017 Secured Loan Facility and Incremental Loans included certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility and Incremental Loans had certain events of default, including (subject to certain materiality

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $373 million and $374 million at October 28, 2017 and February 3, 2018, respectively. The carrying value of the Incremental Loans, net of the remaining debt issuance costs, was $144 million at February 3, 2018. The Incremental Loans were included within short-term borrowings in the Condensed Consolidated Balance Sheets at February 3, 2018.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2016 Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. In May 2017, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. On November 21, 2017, the Company notified the 2016 Secured Loan Lenders of its exercise of the first such option to extend the maturity to April 6, 2018, subject to the payment of an extension fee on January 8, 2018, which fee was paid on January 8, 2018. On February 5, 2018, the Company notified the 2016 Secured Loan Lenders of its exercise of the second such option to extend the maturity to July 6, 2018, subject to the payment of an extension fee on April 6, 2018, which fee was paid on April 6, 2018. The 2016 Secured Loan Facility was included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at October 28, 2017 and February 3, 2018. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $261 million and $251 million at October 28, 2017 and February 3, 2018, respectively. As noted above, on June 4, 2018, the Company repaid all loans outstanding under the 2016 Secured Loan Facility, and terminated the agreement.
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
The 2016 Secured Loan Facility had customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there was an event of default, the 2016 Secured Loan Lenders may have declared all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and required the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The 2016 Secured Loan Facility was permitted to be prepaid at any time in whole or in part, without penalty or premium. The 2016 Secured Loan Borrowers were required to apply the net proceeds of the sale of any real property collateral for the 2016 Secured

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Loan Facility to repay the loan. The Company used proceeds of $67 million and $238 million to pay interest and a portion of the 2016 Secured Loan Facility during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.
Pre-Petition Domestic Credit Agreement
Prior to entry into the Senior DIP Credit Agreement, the Borrowers and Holdings were party to an amended and restated credit agreement (the "Pre-Petition Domestic Credit Agreement") with a syndicate of lenders. As discussed above, outstanding obligations under the Pre-Petition Domestic Credit Agreement were "rolled up" into the Senior DIP Credit Agreement. Pursuant to the Pre-Petition Domestic Credit Agreement, the Borrowers borrowed two senior secured term loan facilities having original principal amounts of $1.0 billion and $750 million (the "Term Loan" and "2016 Term Loan," respectively). The Pre-Petition Domestic Credit Agreement provided for a $1.5 billion asset-based revolving credit facility (the "Pre-Petition Revolving Facility") with a $1.0 billion letter of credit sub-facility, which matures on July 20, 2020. The Term Loan had an original maturity of June 30, 2018 and the 2016 Term Loan matures on July 20, 2020. In December 2017, the Company entered into an agreement to extend the maturity of the Term Loan to January 20, 2019, with the option to further extend the maturity to July 20, 2019, subject to certain conditions, including payment of an extension fee equal to 2.0% of the principal amount of the Term Loan outstanding at the time of such extension. The Pre-Petition Domestic Credit Agreement included an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Pre-Petition Domestic Credit Agreement also included a FILO tranche feature that allowed up to an additional $500 million of borrowing capacity and allowed Holdings and its subsidiaries to undertake short-term borrowings outside the facility up to $1.0 billion. In February 2018, the Borrowers entered into an amendment that increased the size of the general debt basket to $1.25 billion.
On March 21, 2018, the Company, through the Borrowers, entered into a fifth amendment (the "Fifth Amendment") and a sixth amendment (the "Sixth Amendment") to the Pre-Petition Domestic Credit Agreement pursuant to which the Borrowers borrowed a $125 million FILO term loan (the "FILO Loan") and made certain other changes to the Pre-petition Domestic Credit Agreement. The FILO Loan matures on July 20, 2020. The FILO Loan bears interest at a rate per annum equal to the Eurodollar Rate plus a margin of 8.50% (subject to a floor of 1.50%) (or a base rate plus a margin of 7.50%). The Borrowers are required to pay an early repayment premium of the greater of a make-whole through eight months and 3.00% in the event the FILO Loan is repaid within the first year, and 2.00% in the event the FILO Loan is repaid within the second year. The FILO Loan is guaranteed by the same guarantors and secured by the same assets as the loans under the Pre-Petition Domestic Credit Agreement, but ranks junior in right of recovery from the collateral relative to such loans. The Company paid a fee of 2.25% of the FILO Loan to the initial lenders of the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Thomas J. Tisch. The Company received approximately $122 million in net proceeds from the FILO Loan, which proceeds were using to reduce outstanding borrowings under our revolving credit facility. The carrying value of the FILO Loan, net of the remaining discount and debt issuance costs, was $122 million at November 3, 2018.
Revolving advances under the Pre-Petition Domestic Credit Agreement bore interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Pre-Petition Domestic Credit Agreement). The margin with respect to borrowings ranged from 3.50% to 4.00% for LIBOR loans and from 2.50% to 3.00% for base rate loans. The Pre-Petition Domestic Credit Agreement also provided for the payment of fees with respect to issued and undrawn letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Pre-Petition Revolving Facility at a rate equal to 0.625% per annum.
At October 28, 2017 and February 3, 2018, respectively, we had borrowings of $724 million and $400 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $722 million and $391 million. The Company repaid the Term Loan during August 2018, resulting in no borrowings outstanding as of the date of this report. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan during 2017.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $562 million, $557 million and $559 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. A portion of the proceeds received from the Craftsman Sale were also used to reduce outstanding borrowings under the 2016 Term Loan during 2017.
At November 3, 2018, October 28, 2017 and February 3, 2018, we had $836 million, $424 million and $271 million, respectively, of Pre-Petition Revolving Facility borrowings and $121 million, $381 million and $377 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively, of letters of credit outstanding under the Pre-Petition Revolving Facility. At October 28, 2017 and February 3, 2018, the amount available to borrow under the Pre-Petition Revolving Facility was $39 million and $69 million, respectively, which reflected the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
The Second Lien Credit Agreement was amended on July 7, 2017, providing an uncommitted line of credit facility under which subsidiaries of the Company may from time to time borrow line of credit loans ("Line of Credit Loans") with maturities less than 180 days, subject to applicable borrowing base limitations, in an aggregate principal amount not to exceed $500 million at any time outstanding. In February 2018, the Second Lien Credit Agreement was further amended to, among other things, increase the maximum aggregate principal amount of the Line of Credit Loans to $600 million, extend the maximum duration of the Line of Credit Loans to 270 days and increase the size of the general debt basket to $1.25 billion. During 2017, the Company received aggregate proceeds of $610 million from the issuance of Line of Credit Loans from various lenders, some of which are entities affiliated with ESL, Bruce R. Berkowitz, and Thomas J. Tisch. The Company made repayments of $110 million during 2017, some of which were to related parties. During 2018, the Company received an additional $70 million from the issuance of Line of Credit Loans from ESL. See Note 12 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
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
Following consummation of the Exchange Offers, the Company's obligations under the Second Lien Credit Agreement are secured on a pari passu basis with the Company's obligations under that certain Indenture, dated as of March 20, 2018, pursuant to which the Company issued its New Senior Secured Notes. The collateral includes inventory, receivables and other related assets of the Company and its subsidiaries which are obligated on the Second Lien Term Loan and the New Senior Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guaranteed the Company's obligations under the Pre-Petition Revolving Facility.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On July 5, 2018, the Company and the other parties thereto entered into a Fifth Amendment (the "Second Lien Credit Agreement Amendment") to the Second Lien Credit Agreement. The Second Lien Credit Agreement Amendment provides for the incurrence by the Company of approximately $45 million of alternative tranche line of credit loans (the "New Loans") in exchange for a like principal amount of the Company's outstanding 6 5/8% Senior Secured Notes due 2018, which notes were canceled.
The New Loans had a maturity date of October 15, 2018, which was the same maturity date of the Old Senior Secured Notes (as defined below). Amounts outstanding under the New Loans may be prepaid at any time, subject to a make-whole prepayment premium. The New Loans bear interest at a rate equal to 6 5/8% per annum, which was the same rate as the Old Senior Secured Notes. Interest on the New Loans is payable from April 15, 2018 on the maturity date of the New Loans. The New Loans otherwise generally have similar terms to the existing loans under the Second Lien Credit Agreement; provided that the lenders under the New Loans benefit from certain additional covenants. The New Loans are guaranteed by SRAC, Kmart and the other subsidiaries of the Company that guarantee the existing loans under the Second Lien Credit Agreement and are secured by the same assets of the Company and its subsidiaries that secure the existing loans under the Second Lien Credit Agreement.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Pre-Petition Domestic Credit Agreement. The Second Lien Credit Agreement requires the ABL Borrowers to prepay amounts outstanding under the Pre-petition Domestic Credit Agreement and/or the Second Lien Credit Agreement in order to avoid a Collateral Coverage Event (as defined below).
The filing of the Chapter 11 Cases constituted an event of default under the Second Lien Credit Agreement. Although under the Second Lien Credit Agreement the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Second Lien Credit Agreement documents (including against the collateral), and require the ABL Borrowers to pay a default interest rate on the Second Lien Term Loan equal to 2.0% in excess of the Base Rate, such actions are stayed as a result of the Chapter 11 Cases, subject to certain exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above.
The carrying value of the Second Lien Term Loan, was $317 million, $293 million and $294 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. The carrying value includes paid-in-kind interest of $17 million at November 3, 2018. The carrying value at both October 28, 2017 and February 3, 2018 is net of the remaining discount and debt issuance costs. The carrying value of the Line of Credit Loans, including the New Loans, was $570 million, $413 million and $500 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively.
Old Senior Secured Notes and New Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Old Senior Secured Notes"), which bear interest at 6 5/8% per annum and had a maturity date of October 15, 2018. Concurrent with the closing of the sale of the Old Senior Secured Notes, the Company sold $250 million aggregate principal amount of Old Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Tender Offer discussed below. The Old Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and receivables (the "Collateral"). The lien that secures the Old Senior Secured Notes is junior in priority to the liens on such assets that secured obligations under the Pre-Petition Domestic Credit Agreement, as well as certain other first priority lien obligations, and, following consummation of the Exchange Offers, obligations under the indenture relating to the New Senior Secured Notes. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. Prior to consummation of the Exchange Offers, the indenture under which the Old Senior Secured Notes (the "Old Senior Secured Notes Indenture") were issued contained restrictive covenants that, among other things, (1) limited the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limited the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

provided for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Old Senior Secured Notes to be due and payable immediately. In connection with the consummation of the Exchange Offers, we entered into a supplemental indenture to the Old Senior Secured Notes Indenture that eliminated substantially all of the restrictive covenants and certain events of default in the Old Senior Secured Notes Indenture. The supplemental indenture, among other things, eliminated the obligation of the Company to offer to repurchase all outstanding Old Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Old Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Old Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points.
On January 9, 2018, the Company and certain of its subsidiaries entered into a Fourth Supplemental Indenture (the "Supplemental Indenture") with Wilmington Trust, National Association, as successor trustee and collateral agent, amending the Old Senior Secured Notes Indenture. The Supplemental Indenture amended the borrowing base definition in the Old Senior Secured Notes Indenture to increase the advance rate for inventory to 75% from 65%. The Supplemental Indenture also deferred the collateral coverage test for purposes of the repurchase offer covenant in the Indenture and restarts it with the second quarter of 2018 (such that no collateral coverage event could have occurred until the end of the third quarter of 2018).
The carrying value of Old Senior Secured Notes was $89 million, $303 million and $303 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. The carrying value at both October 28, 2017 and February 3, 2018 is net of the remaining discount and debt issuance costs. The carrying value of Old Senior Secured Notes is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at October 28, 2017 and February 3, 2018.
In February 2018, the Company commenced the Exchange Offers pursuant to which it offered to issue in exchange for its outstanding Senior Secured Notes new 6 5/8% Senior Secured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $169.8 million principal amount of the Senior Secured Notes were validly tendered, accepted and canceled, including $20 million principal amount of Old Senior Secured Notes held by ESL, and the Company issued a like principal amount of New Senior Secured Notes. The New Senior Secured Notes are optionally convertible by the holders thereof into shares of the Company's common stock at a conversion price of $5.00 per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period. The New Senior Secured Notes bear interest at a rate of 6.625% per annum and the Company will pay interest semi-annually on April 15 and October 15 of each year, which interest may, at the option of the Company, be paid in kind. The New Senior Secured Notes mature in October 2019.
The New Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in the Collateral. The lien that secures the New Senior Secured Notes is junior in priority to the liens on such assets that secured obligations under the Pre-Petition Domestic Credit Agreement, as well as certain other first priority lien obligations, and senior to the lien on such assets that secure obligations under the Old Senior Secured Notes Indenture. The indenture under which the New Senior Secured Notes (the "New Senior Secured Notes Indenture") were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person.
The filing of the Chapter 11 Cases constituted an event of default under each of the New Senior Secured Notes Indenture and the Old Senior Secured Notes Indenture. Although under each of the New Senior Secured Notes Indenture and the Old Senior Secured Notes Indenture the trustee or the holders of at least 25% in aggregate principal amount of the outstanding New Senior Secured Notes or the Old Senior Secured Notes, as applicable, may declare all or any portion of such New Senior Secured Notes or Old Senior Secured Notes to be immediately due and payable, exercise any rights they might have under either the New Senior Secured Notes Indenture or Old Senior Secured Notes Indenture, such actions are stayed as a result of the Chapter 11 Cases, subject to certain

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above.
The carrying value of New Senior Secured Notes was $175 million at November 3, 2018. The carrying value includes paid-in-kind interest of $6 million at November 3, 2018.
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
We accounted for the Old Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Old Senior Unsecured Notes based on the relative fair values of the Old Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Old Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The discount is being amortized over the life of the Old Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $95 million, including $63 million within reorganization items, net, and $40 million of the discount was amortized during the 39 week periods ended November 3, 2018 and October 28, 2017, respectively. The remaining discount was approximately $155 million and $140 million at October 28, 2017 and February 3, 2018, respectively. The carrying value of the Old Senior Unsecured Notes was approximately $411 million, $468 million and $483 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. The carrying value at both October 28, 2017 and February 3, 2018 is net of the remaining discount and debt issuance costs.
In February 2018, the Company commenced the Exchange Offers, pursuant to which it offered to issue in exchange for its outstanding Senior Unsecured Notes new 8% Senior Unsecured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $214 million principal amount of the Old Senior Unsecured Notes were validly tendered, accepted and canceled, including $187.6 million principal amount of Old Senior Unsecured Notes by ESL, and the Company issued a like principal amount of New Senior Unsecured Notes. The New Senior Unsecured Notes are optionally convertible by the holders thereof into shares of the Company's common stock at a conversion price of $8.33 per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period.
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

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The filing of the Chapter 11 Cases constituted an event of default under the indenture governing the New Senior Unsecured Notes and the Old Senior Secured Unsecured Notes. Although under such indenture the trustee or the holders of at least 25% in aggregate principal amount of the outstanding New Senior Unsecured Notes or the Old Senior Unsecured Notes, as applicable, may declare all or any portion of such New Senior Unsecured Notes or Old Senior Unsecured Notes to be immediately due and payable, exercise any rights they might have under either the indenture governing the New Senior Unsecured Notes and Old Senior Unsecured Notes, such actions are stayed as a result of the Chapter 11 Cases, subject to certain exceptions under the Bankruptcy Code. See "Effect of Chapter 11 Cases & Automatic Stay on Pre-petition Debt Obligations" above.
The Company allocated $45 million of the remaining discount from the Old Senior Unsecured Notes to the New Senior Unsecured Notes. Approximately $45 million, including $33 million within reorganization items, net, of the discount was amortized during the 39 week period ended November 3, 2018. The carrying value of the New Senior Unsecured Notes was approximately $223 million at November 3, 2018. The carrying value includes paid-in-kind interest of $9 million at November 3, 2018.
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
The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities, through the extinguishment of the REMIC Securities in March 2018. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries, through the extinguishment of the REMIC Securities in March 2018. At November 3, 2018, the net book value of the securitized trademark rights relating to Kenmore and DieHard was approximately $0.5 billion. At both October 28, 2017 and February 3, 2018, the net book value of the securitized trademark rights relating to Kenmore and DieHard was approximately $0.7 billion. The net book value of the securitized real estate assets was approximately $0.6 billion and $0.5 billion at October 28, 2017 and February 3, 2018, respectively.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 4—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 28 stores in our Kmart segment and 73 stores in our Sears Domestic segment during the 13 week period ended November 3, 2018, and 100 stores in our Kmart segment and 138 stores in our Sears Domestic segment during the 39 week period ended November 3, 2018. As previously announced, an additional 93 stores in our Kmart segment and 148 stores in our Sears Domestic segment will close during the fourth quarter of 2018.
We closed 100 stores in our Kmart segment and 47 stores in our Sears Domestic segment during the 13 week period ended October 28, 2017, and 225 stores in our Kmart segment and 98 stores in our Sears Domestic segment during the 39 week period ended October 28, 2017.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income. We expect to record additional charges of approximately $390 million related to stores that we had previously made the decision to close, but have not yet closed, including leases that may be rejected pursuant to the Chapter 11 Cases. The expected amount is based on contractual future rent payments and does not include any adjustment to reduce the amount to the expected allowed claims as the damages from the possible rejection of such leases cannot currently be estimated.
Store closing costs and severance recorded for the 13- and 39- week periods ended November 3, 2018 and October 28, 2017 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$56	$6	$28	$6	$3	$99
Sears Domestic	75	11	26	10	8	130
Total for the 13 week period ended November 3, 2018	$131	$17	$54	$16	$11	$229

Kmart	$43	$6	$30	$8	$9	$96
Sears Domestic	17	5	4	2	10	38
Total for the 13 week period ended October 28, 2017	$60	$11	$34	$10	$19	$134

Kmart	$70	$8	$50	$9	$4	$141
Sears Domestic	113	24	66	18	21	242
Total for the 39 week period ended November 3, 2018	$183	$32	$116	$27	$25	$383

Kmart	$121	$19	$28	$21	$14	$203
Sears Domestic	43	39	39	9	19	149
Total for the 39 week period ended October 28, 2017	$164	$58	$67	$30	$33	$352
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

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
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance accruals of $290 million, $213 million and $261 million at November 3, 2018, October 28, 2017 and February 3, 2018 respectively, were as shown in the table below. Store closing accruals included $68 million, $108 million and $126 million within other current liabilities and $17 million, $105 million and $135 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at November 3, 2018, October 28, 2017, and February 3, 2018, respectively. Store closing accruals also included $205 million within liabilities subject to compromise at November 3, 2018 related to rejected leases and severance costs.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at October 28, 2017	$35	$159	$19	$213
Store closing costs	25	71	2	98
Payments/utilizations	(11)	(30)	(9)	(50)
Balance at February 3, 2018	49	200	12	261
Store closing costs	32	136	27	195
Store closing capital lease obligations	—	3	—	3
Payments/utilizations	(41)	(104)	(24)	(169)
Balance at November 3, 2018	$40	$235	$15	$290
Long-Lived Assets, Indefinite-Lived Intangible Assets and Goodwill
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 39- week periods ended November 3, 2018 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $9 million, all of which were recorded within the Sears Domestic segment during the 13 week period ended November 3, 2018, and $31 million, of which $25 million and $6 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39 week period ended November 3, 2018.
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
Additionally, as a result of continued declines in operating results, the Chapter 11 Cases and the decision to close an additional 182 stores (as announced in October 2018 and November 2018), the Company determined indications of potential impairment exist with respect to the Sears, Kenmore and DieHard trade names and accordingly performed impairment assessments.
The fair values determined as a result of our impairment assessments for the trade names were derived using the relief from royalty method, which is a specific application of the discounted-cash-flow method, which is a form of the income approach. The relief from royalty method requires inputs considered level 3 under the fair value hierarchy and assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate. These estimates include assumptions that are based on historical data, management forecasts, and a variety of external sources. As a result of our impairment assessments, we recorded an impairment charge related to the Sears, Kenmore and DieHard trade names of $227 million and $296 million during the 13- and 39- week periods ended November 3, 2018, respectively. The impairment is recorded within the Sears Domestic segment and included within impairment charges on our Condensed Consolidated Statement of Operations.
Further indefinite-lived intangible and goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, including as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the analysis, or changes in

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

our plans for one or more indefinite-lived intangible assets or our Home Services business, including the going-concern sale process and other disposition processes pursuant to the Chapter 11 Cases. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets or reporting unit and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Gain on Sales of Assets
We recognized $344 million and $1.4 billion in gains on sales of assets during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, which were primarily a result of several real estate transactions. Real estate transactions in 2018 included properties that served as collateral for our real estate facilities for which proceeds of $360 million were used to pay interest and a portion of the Secured Loan, Term Loan Facility, 2016 Secured Loan Facility, 2017 Secured Loan Facility, Incremental Loans and Consolidated Secured Loan Facility. Real estate transactions in 2017 included properties that served as collateral for our real estate facilities for which proceeds of $369 million were used to pay interest and a portion of the 2016 Secured Loan Facility, 2017 Secured Loan Facility and Incremental Loans. Gains in 2017 also included a gain of $492 million in connection with the Craftsman Sale, which is further described in Note 1.
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
In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings initially leased 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 39 stores pursuant to recapture notices from Seritage or the JVs and 75 stores pursuant to lease terminations. An additional 77 stores will close in 2018 pursuant to lease terminations, recapture notices, and store closures. Also, in September 2018, Seritage sold five of the properties and Holdings pays rent to the new landlord; and, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings pays rent to the new landlord.
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
(DEBTOR-IN-POSSESSION)
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
During the 13- and 39- weeks ended November 3, 2018, respectively, Holdings recorded gains of $29 million and $97 million related to recapture and termination activity in connection with REIT properties and JV properties. During the 13- and 39- weeks ended October 28, 2017, respectively, Holdings recorded gains of $108 million and $186 million related to recapture and termination activity in connection with REIT properties and JV properties. The Master Leases provide Seritage and the JVs rights to recapture 100% of certain stores. The Master Leases also provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, all outparcels or outlots, and certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation. In order to terminate the Master Lease for a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. The Company recognizes the corresponding expenses for termination payments to Seritage when we notify Seritage of our intention to terminate the leases and the stores are announced for closure. We recorded expense of $12 million and $32 million for termination payments to Seritage during the 13- and 39- weeks ended November 3, 2018, respectively, and $24 million during the 39 weeks ended October 28, 2017.
Holdings also recorded immediate gains of $40 million during 2017, which was recorded during the 39 weeks ended October 28, 2017, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Sale-Leaseback Financing Transactions
Holdings received cash proceeds for sale-leaseback financing transactions of $206 million and $106 million during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. We accounted for the other transactions as financing transactions in accordance with accounting standards applicable to sale-leaseback transactions as a result of other forms of continuing involvement, including an earn-out provision and the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $424 million, $247 million and $247 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively, which is classified as a long-term sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets. The sale-leaseback financing obligation related to the four properties that had continuing involvement decreased to $70 million at February 3, 2018 as two of the properties qualified for sales recognition and sale-leaseback accounting as further described above. Additionally, Holdings recorded immediate gains of $21 million during the 39 weeks ended November 3, 2018 for three properties that were previously accounted for as financing transactions as the leaseback ended and it was determined that sales recognition was appropriate. We continued to report real property assets of $108 million, $68 million and $66 million at November 3, 2018, October 28, 2017 and February 3, 2018, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at November 3, 2018 is $132 million over the lease terms, and $3 million in 2018, $17 million in 2019, $20 million in 2020, $16 million in 2021, $14 million in 2022 and $62 million thereafter, excluding $14 million that was prepaid upon closing the transactions.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Other Real Estate Transactions
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other significant items described as follows.
During the 13 week period ended November 3, 2018, we recorded gains on the sales of assets of $28 million recognized on the sale or amendment and lease termination of 14 Sears Full-line stores and one non-retail location in our Sears Domestic segment for which we received $55 million cash proceeds. During the 13 week period ended November 3, 2018, we also recorded gains on the sales of assets of $15 million recognized on the sale or amendment and lease termination of seven Kmart stores in our Kmart segment for which we received $18 million cash proceeds.
During the 39 week period ended November 3, 2018, we recorded gains on the sales of assets of $145 million recognized on the sale or amendment and lease termination of 39 Sears Full-line stores and seven non-retail locations in our Sears Domestic segment for which we received $282 million cash proceeds. During the 39 week period ended November 3, 2018, we also recorded gains on the sales of assets of $55 million recognized on the sale or amendment and lease termination of 25 Kmart stores in our Kmart segment for which we received $69 million cash proceeds.
During the 13 week period ended October 28, 2017, we recorded gains on the sales of assets of $86 million recognized on the sale or amendment and lease termination of nine Sears Full-line stores and two non-retail locations in our Sears Domestic segment for which we received $135 million cash proceeds. During the 13 week period ended October 28, 2017, we also recorded gains on the sales of assets of $17 million recognized on the sale or amendment and lease termination of two Kmart store in our Kmart segment for which we received $22 million cash proceeds.
During the 39 week period ended October 28, 2017, we recorded gains on the sales of assets of $432 million recognized on the sale or amendment and lease termination of 21 Sears Full-line stores and two non-retail locations in our Sears Domestic segment for which we received $515 million cash proceeds. During the 39 week period ended October 28, 2017, we also recorded gains on the sales of assets of $57 million recognized on the sale or amendment and lease termination of four Kmart stores in our Kmart segment for which we received $70 million cash proceeds.
Certain sales of our properties had leaseback arrangements. We determined that the transactions with leaseback arrangements qualify for sales recognition and sale-leaseback accounting. In accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. At November 3, 2018, October 28, 2017 and February 3, 2018, respectively, $171 million, $90 million and $138 million of the deferred gain on sale-leaseback is classified as current within other current liabilities, and $249 million, $446 million and $362 million is classified as long-term deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets. For the other transactions, we determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings recorded rent expense at properties with leaseback arrangements that have deferred gains of $12 million and $20 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations for the 13 week periods ended November 3, 2018 and October 28, 2017, respectively, and $42 million and $64 million for the 39 week periods ended November 3, 2018 and October 28, 2017, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended November 3, 2018			13 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$6	$22	$28	$5	$34	$39
Amortization of deferred gain on sale-leaseback	(2)	(14)	(16)	(3)	(16)	(19)
Rent expense	$4	$8	$12	$2	$18	$20

	39 Weeks Ended November 3, 2018			39 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$15	$77	$92	$16	$107	$123
Amortization of deferred gain on sale-leaseback	(7)	(43)	(50)	(9)	(50)	(59)
Rent expense	$8	$34	$42	$7	$57	$64
NOTE 5—EQUITY
Loss per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders.

	13 Weeks Ended		39 Weeks Ended
millions, except loss per share	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Basic weighted average shares	109.0	107.5	108.5	107.3
Diluted weighted average shares	109.0	107.5	108.5	107.3

Net loss attributable to Holdings' shareholders	$(950)	$(556)	$(1,882)	$(561)

Loss per share attributable to Holdings' shareholders:
Basic	$(8.72)	$(5.17)	$(17.35)	$(5.23)
Diluted	$(8.72)	$(5.17)	$(17.35)	$(5.23)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	November 3, 2018	October 28, 2017	February 3, 2018
Pension and postretirement adjustments (net of tax of $(198), $(225), and $(225), respectively)	$(772)	$(1,172)	$(1,071)
Currency translation adjustments (net of tax of $0 for all periods presented)	(4)	(1)	(1)
Accumulated other comprehensive loss	$(776)	$(1,173)	$(1,072)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended November 3, 2018			13 Weeks Ended October 28, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$45	$—	$45	$200	$—	$200
Currency translation adjustments	(3)	—	(3)	1	—	1
Total other comprehensive income	$42	$—	$42	$201	$—	$201

	39 Weeks Ended November 3, 2018			39 Weeks Ended October 28, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$326	$(27)	$299	$377	$—	$377
Currency translation adjustments	(3)	—	(3)	2	—	2
Total other comprehensive income	$323	$(27)	$296	$379	$—	$379

(1)	Included in the computation of net periodic benefit expense. See Note 6 to the Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 6—BENEFIT PLANS
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

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Components of net periodic expense:
Interest cost	$37	$47	$111	$145
Expected return on plan assets	(38)	(48)	(119)	(151)
Amortization of experience losses(1)	39	249	217	546
Net periodic expense	$38	$248	$209	$540
(1) Amortization of the experiences losses for the 13- and 39- weeks ended November 3, 2018, respectively, includes $12 million and $120 million as a result of the lump sum settlement described below. Amortization of experience losses for the 13- and 39- weeks ended October 28, 2017, respectively, includes $203 million and $403 million as a result of the pension annuity purchase described below.
Contributions
During the 13- and 39- week periods ended November 3, 2018, we made total contributions of $2 million and $345 million, respectively, to our pension and postretirement plans, including amounts contributed from the escrow created pursuant to the PPPFA. During the 13- and 39- week periods ended October 28, 2017, we made total contributions of $138 million and $271 million, respectively, to our pension and postretirement plans. As discussed in Note 1, amounts deposited in escrow for the benefit of our pension plans equal to $281 million were transferred to our pension plans on November 27, 2018. Also, as discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the Craftsman Receivable. During the second quarter of 2017, we sold the Craftsman Receivable to a third-party purchaser, and deposited the proceeds into an escrow for the benefit of our pension plans. We subsequently contributed a portion of the proceeds received from the sale of the Craftsman Receivable to our pension plans, which contribution was credited against the Company's minimum pension funding obligations in 2017.
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
Pension Plan Settlements
Effective April 27, 2018, the Company amended its domestic pension plans, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees'

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

pension benefit in a lump sum. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of Plan 1 and Plan 2 who terminated employment prior to January 1, 2018, and who have not yet started receiving monthly payments of their pension benefits. The Company offered the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 12,000 eligible terminated vested participants representing approximately $550 million of the Company's total qualified pension plan liabilities. Eligible participants had until July 1, 2018 to make their election. The Company made payments of approximately $315 million and $28 million to employees who made the election and funded the payments from existing assets of Plan 1 and Plan 2, respectively. The lump sum offer resulted in a non-cash charge of $108 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations immediately upon settlement during the 13 week period ending August 4, 2018. The Company also recognized a non-cash charge of $12 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the Condensed Consolidated Statement of Operations upon remeasurement during the 13 week period ending November 3, 2018.
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
NOTE 7—INCOME TAXES
We had gross unrecognized tax benefits of $136 million at November 3, 2018, $156 million at October 28, 2017 and $130 million at February 3, 2018. Of the amount at November 3, 2018, $108 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- weeks ended November 3, 2018, gross unrecognized tax benefits increased by $1 million and $6 million, respectively, due to state activity. During the 13- and 39- weeks ended October 28, 2017, gross unrecognized tax benefits increased by $3 million and $14 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $20 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At November 3, 2018, October 28, 2017 and February 3, 2018, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $45 million ($36 million net of federal benefit), $70 million ($46 million net of federal benefit) and $51 million ($40 million net of federal benefit), respectively. The total amount of net interest benefit (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $9 million and $5 million, respectively, for the 13- and 39- weeks ended November 3, 2018, and net interest expense of $2 million and $6 million, respectively, for the 13- and 39- weeks ended October 28, 2017.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2000 through 2017, and Kmart is under examination by such jurisdictions for the years 2012 through 2016.
At the end of 2017, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.7 billion, which will expire predominately between 2019 and 2037. We have credit carryforwards of $899 million, which will expire between 2018 and 2037.
On the Petition Date, the Debtors filed the Chapter 11 Cases and the Bankruptcy Court entered certain interim and final orders, which included the approval to continue to pay its taxes in the ordinary course of business. Therefore, all pre- and post-petition taxes are being paid in the ordinary course of business.
These Bankruptcy Court orders also included the approval of certain procedures restricting the trading of our stock and claims against us. These procedures are intended to preserve the value of our tax attributes during the pendency of the Chapter 11 Cases and potentially upon emergence from the Chapter 11 Cases. Provisions of the U.S. tax code would limit the use of certain of our tax attributes if we undergo an "ownership change" (as specially defined in the U.S. tax code). Transactions during the pendency of the Chapter 11 Cases or upon emergence from the Chapter 11 Cases could cause us to undergo such an ownership change or otherwise materially limit, or in certain cases eliminate, the use of certain of our tax attributes.
As further discussed in Note 4, the Company recorded intangible asset impairment charges during the 39 weeks ended November 3, 2018. The Sears, Kenmore and DieHard trade name impairment resulted in a tax benefit of $17.5 million on the reversal of deferred tax liabilities.
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
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the second quarter ended August 4, 2018, the Company recorded a tax expense of $27 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $27 million in continuing operations. In the third quarter ended November 3, 2018, a loss from pension and other postretirement benefits was recorded as a component of OCI. This reduced the year to date tax expense recorded in OCI and the corresponding tax benefit in continuing operations to $26.5 million.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13 weeks ended November 3, 2018 and October 28, 2017, our effective income

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

tax rates were a benefit of 4.0% and an expense of 0.5%, respectively, and for the 39 weeks ended November 3, 2018 and October 28, 2017, our effective tax rates were a benefit of 2.6% and 9.5%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The tax rate for the 39 weeks ended November 3, 2018 was significantly impacted by the valuation allowance release through continuing operations creating a tax benefit with the offsetting tax expense reflected in OCI as discussed earlier, a tax benefit on the reversal of deferred taxes related to the partial impairment of the Sears, Kenmore and DieHard trade names, a tax expense on foreign taxes, and the effects of the Tax Cuts and Jobs Act related to the federal rate of 21% and the taxes on foreign earnings. The tax rate for the 13 weeks ended November 3, 2018 was positively impacted by tax benefits from the reversal of deferred tax liabilities related to impairments of trade names, a state audit settlement, and a true-up of the deemed repatriation transition tax, and negatively impacted by tax expense on foreign branch taxes and state income taxes. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal year ended February 3, 2018 and will affect our fiscal year ending February 2, 2019, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (3) various other miscellaneous changes that are effective in 2017. With the lower U.S. federal corporate rate effective beginning January 1, 2018, our U.S. federal corporate tax rate for 2017 was a blended rate of 33.717% and for 2018 is the statutory rate of 21%.
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
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under accounting standards applicable to income taxes is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply accounting standards applicable to income taxes on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The income tax benefit for the period ended February 3, 2018 included a tax benefit of $470 million related to the impacts of the Tax Act. The impacts of the Tax Act primarily consist of a net benefit for the corporate rate reduction of $222 million, a net tax benefit for the valuation allowance release of $270 million, and a net expense for the transition tax of $11 million.
For various reasons discussed below, our accounting for certain of the following elements of the Tax Act is incomplete as of the year ended February 3, 2018 and the third quarter of 2018. We will continue to refine our calculations as additional analysis is completed. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments and certain items final adjustments as follows:
Reduction of U.S. federal corporate tax rate: As a result of the reduced corporate rate, our deferred tax assets, liabilities, and valuation allowance decreased. Further, as we had a net deferred tax liability after valuation allowance, these decreases resulted in a deferred income tax benefit of $222 million for the year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, our calculation of deemed

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

repatriation of deferred foreign income and state tax effect of adjustments made to federal temporary differences. We have not adjusted our provisional tax benefit of $222 million recorded at February 3, 2018 as of the third quarter of 2018.
Valuation Allowances: The Company assessed whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, new categories of FTC's, indefinite-lived NOLs, and other miscellaneous provisions of the Tax Act), any corresponding determination of the need for a change in a valuation allowance is also provisional. We have not adjusted our provisional net tax benefit of $270 million at February 3, 2018 as of the third quarter of 2018.
Global Intangible Low Taxes Income: The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFCs") must be included in the gross income of the CFC's U.S. shareholder. GILTI is the excess of the shareholder's "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder's pro rate share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of accounting standards applicable to income taxes. In accordance with accounting standards applicable to income taxes, we are allowed to make an accounting policy choice of (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method"). We selected the period cost method in the year ended February 3, 2018. We have estimated that our GILTI tax for the year ending February 2, 2019 will be $2.3 million and have included it in our annual effective tax rate ("AETR") calculation. While the estimated GILTI inclusion will increase our taxable income by $11.2 million, it results in no income tax payable due to the utilization of NOL attributes of $2.3 million with a valuation allowance release of the same amount. We will continue to refine our calculations throughout 2018.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-86 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $6 million and a provisional withholding tax obligation of $11 million at February 3, 2018. As a result of our valuation allowance on NOLs, only the $11 million withholding tax obligation resulted in a current tax expense. We finalized our calculations this quarter and the final Transition Tax obligation was $4 million (a decrease of $2 million from the February 3, 2018 estimate) and the final withholding tax obligation was $6 million (a decrease of $5 million from the February 3, 2018 estimate).
Other Tax Act Provisions: The Company's AETR also reflects the impact of other Tax Act provisions, including, but not limited to, the new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation, and the disallowance of certain miscellaneous provisions.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 8—SUMMARY OF SEGMENT DATA
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

(i)
Hardlines—consists of home appliances, mattresses, outdoor living, lawn & garden, tools & hardware, automotive parts, household goods, seasonal, toys, housewares, sporting goods and consumer electronics;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and rental revenues.

	13 Weeks Ended November 3, 2018
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$186	$985	$1,171
Apparel and Soft Home	277	355	632
Food and Drug	265	1	266
Total merchandise sales	728	1,341	2,069
Services and other
Services	—	370	370
Other	12	291	303
Total services and other	12	661	673
Total revenues	740	2,002	2,742
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	665	1,280	1,945
Cost of sales and occupancy - services and other	1	369	370
Total cost of sales, buying and occupancy	666	1,649	2,315
Selling and administrative	234	622	856
Depreciation and amortization	11	54	65
Impairment charges	—	236	236
Gain on sales of assets	(19)	(57)	(76)
Total costs and expenses	892	2,504	3,396
Operating loss	$(152)	$(502)	$(654)
Total assets	$1,552	$5,125	$6,677
Capital expenditures	$4	$9	$13

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$295	$1,246	$1,541
Apparel and Soft Home	421	426	847
Food and Drug	419	3	422
Total merchandise sales	1,135	1,675	2,810
Services and other
Services	1	431	432
Other	13	320	333
Total services and other	14	751	765
Total revenues	1,149	2,426	3,575
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	957	1,491	2,448
Cost of sales and occupancy - services and other	2	421	423
Total cost of sales, buying and occupancy	959	1,912	2,871
Selling and administrative	377	714	1,091
Depreciation and amortization	19	70	89
Impairment charges	3	6	9
Gain on sales of assets	(132)	(184)	(316)
Total costs and expenses	1,226	2,518	3,744
Operating loss	$(77)	$(92)	$(169)
Total assets	$1,987	$6,223	$8,210
Capital expenditures	$3	$15	$18

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended November 3, 2018
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$627	$3,242	$3,869
Apparel and Soft Home	884	1,116	2,000
Food and Drug	836	4	840
Total merchandise sales	2,347	4,362	6,709
Services and other
Services	2	1,153	1,155
Other	28	923	951
Total services and other	30	2,076	2,106
Total revenues	2,377	6,438	8,815
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,985	3,914	5,899
Cost of sales and occupancy - services and other	5	1,177	1,182
Total cost of sales, buying and occupancy	1,990	5,091	7,081
Selling and administrative	677	1,949	2,626
Depreciation and amortization	29	169	198
Impairment charges	6	321	327
Gain on sales of assets	(84)	(260)	(344)
Total costs and expenses	2,618	7,270	9,888
Operating loss	$(241)	$(832)	$(1,073)
Total assets	$1,552	$5,125	$6,677
Capital expenditures	$20	$25	$45

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$1,087	$4,195	$5,282
Apparel and Soft Home	1,445	1,357	2,802
Food and Drug	1,464	5	1,469
Total merchandise sales	3,996	5,557	9,553
Services and other
Services	3	1,375	1,378
Other	39	1,082	1,121
Total services and other	42	2,457	2,499
Total revenues	4,038	8,014	12,052
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	3,298	4,744	8,042
Cost of sales and occupancy - services and other	7	1,396	1,403
Total cost of sales, buying and occupancy	3,305	6,140	9,445
Selling and administrative	1,092	2,343	3,435
Depreciation and amortization	46	213	259
Impairment charges	11	18	29
Gain on sales of assets	(808)	(629)	(1,437)
Total costs and expenses	3,646	8,085	11,731
Operating income (loss)	$392	$(71)	$321
Total assets	$1,987	$6,223	$8,210
Capital expenditures	$12	$47	$59

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 9—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at November 3, 2018, October 28, 2017 and February 3, 2018 consisted of the following:

millions	November 3, 2018	October 28, 2017	February 3, 2018
Self-insurance reserves	$354	$534	$491
Other	110	467	444
Total	$464	$1,001	$935
During the first quarter 2018, the Company entered into an agreement with a third party insurance company pursuant to which the Company paid $206 million to the insurance company in exchange for such company assuming certain of Holdings' workers' compensation and auto per occurrence deductible losses (the "Insurance Transaction"). In addition, in connection with the Insurance Transaction, the beneficiary under certain letters of credit agreed to cancel $254 million of such letters of credit, as the related insurance liabilities had been extinguished. The Company accounted for the Insurance Transaction in accordance with accounting standards applicable to extinguishment of liabilities. The Company determined that it has been legally released from being the primary obligor under certain workers' compensation and auto per occurrence deductible losses. Accordingly, we accounted for the Insurance Transaction as an extinguishment, and de-recognized the related self-insurance reserves and recognized a loss of $27 million, for the difference between the cash paid and the carrying value of related self-insurance reserves, within selling and administrative in the Condensed Consolidated Statement of Operations for the 39 week period ended November 3, 2018.
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
The table below shows activity related to unearned revenues for service contracts, which are recorded within current and long-term unearned revenues in the Condensed Consolidated Balance Sheets. During the 39 weeks ended November 3, 2018, the Company recognized revenues of $484 million that were included within unearned revenues at February 3, 2018. During the 39 weeks ended October 28, 2017, the Company recognized revenues of $559 million that were included within unearned revenues at January 28, 2017. The Company expects to recognize revenue of $534 million within the next 12 months and $451 million of revenue thereafter and has accordingly included these amounts within current and long-term unearned revenues, respectively.

millions	Unearned Revenues
Balance at October 28, 2017	$1,167
Sales of service contracts	167
Revenue recognized on existing service contracts	(220)
Balance at February 3, 2018	1,114
Sales of service contracts	437
Revenue recognized on existing service contracts	(566)
Balance at November 3, 2018	$985
Deferred acquisition costs included $39 million, $44 million and $41 million within prepaid expenses and other current assets and $128 million, $146 million and $141 million within other assets in the Condensed Consolidated Balance Sheets at November 3, 2018, October 28, 2017 and February 3, 2018, respectively. Amortization of deferred acquisition costs included within selling and administrative expense in the Condensed Consolidated Statements of Operations was $25 million and $27 million for the 13 week periods ended November 3, 2018 and October 28,

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2017, respectively, and $76 million and $81 million for the 39 week periods ended November 3, 2018 and October 28, 2017, respectively.
NOTE 10—LEGAL PROCEEDINGS
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
Also, see Note 2 for a description of the Chapter 11 Cases.
Notwithstanding the foregoing, any litigation pending against us or any of the Debtors as of the Petition Date and any claims that could be asserted against us or any of the Debtors that arose prior to the Petition Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to Section 362(a) of the Bankruptcy Code, subject to certain statutory exceptions. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.
NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS
Compensation - Retirement Benefits
In August 2018, the FASB issued an accounting standards update which modifies disclosure requirements for defined benefit and postretirement plans. This update is effective for fiscal years beginning after December 15,

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2020, with early adoption permitted. The amendments in this update should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect the update will have on our disclosures.
Fair Value Measurements
In August 2018, the FASB issued an accounting standards update which modifies disclosure requirements on fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. We are currently evaluating the effect the update will have on our disclosures.
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
Compensation - Retirement Benefits
In March 2017, the FASB issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. As discussed in Note 1, the Company adopted the update in the first quarter of 2018. See Note 1 for further information.
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

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

discussed in Note 1, the Company adopted the update in the first quarter of 2018 using the full retrospective adoption method. See Note 1 for further information.
NOTE 12—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and is the Chairman and Chief Executive Officer of ESL. Mr. Lampert was also our Chief Executive Officer, in addition to his role as Chairman of the Board, from February 2013 through October 2018. ESL owned approximately 49% of our outstanding common stock at November 3, 2018 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Bruce R. Berkowitz was a member of our Board of Directors from February 2016 through October 2017. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 4% of our outstanding common stock at November 3, 2018 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 3% of our outstanding common stock at November 3, 2018 (excluding shares of common stock that Mr. Tisch may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Unsecured Commercial Paper
During the 26 week period ended August 4, 2018, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. ESL and its affiliates did not hold unsecured commercial paper issued by SRAC during the 13 week period ended November 3, 2018. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 7.0 days, 11% and $8 million during the 26 week period ended August 4, 2018 and was 7.1 days, 8.86% and $19 million during the 39 week period ended October 28, 2017. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2018 was $50 million, and $0.4 million of interest was paid by SRAC to ESL during the 39 week period ended November 3, 2018.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility, which was subsequently amended in August 2017. At each of November 3, 2018, October 28, 2017 and February 3, 2018, we had $271 million of letters of credit outstanding under the LC Facility. The letters of credit outstanding under the LC Facility were initially committed by entities affiliated with ESL, and the Lenders maintain cash collateral on deposit with the Issuing Bank of $108 million. $165 million of the amount originally committed under the LC Facility has been syndicated to unaffiliated third-party lenders as of November 3, 2018. See Note 3 for additional information regarding the LC Facility, as amended.
FILO Loan
On March 21, 2018, the Company, through the Borrowers, obtained the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Mr. Tisch. At November 3, 2018, JPP LLC and JPP II, LLC and Benefit Street 2018 LLC, respectively, held $70 million and $25 million of principal amount of the FILO Loan.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Mezzanine Loan and Additional Mezzanine Loans
On March 14, 2018, the Company, through the Mezzanine Loan Borrower, entered into the Mezzanine Loan Agreement with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur Additional Mezzanine Loans, subject to certain conditions. At November 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $513 million of aggregate principal amount of Mezzanine Loan and Additional Mezzanine Loans.
Term Loan Facility
On January 4, 2018, the Company, through the Borrowers, obtained a $300 million loan facility from the Lenders, entities affiliated with ESL. At November 3, 2018 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $154 million and $151 million, respectively, of principal amount of the Term Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the Term Loan Facility, of which $11 million were repaid to entities affiliated with ESL. See Note 3 for additional information regarding the Term Loan Facility.
Consolidated Secured Loan Facility
On June 4, 2018, the Company, through the Incremental Loan Borrowers, entered into the Consolidated Loan Agreement with the 2016 Secured Loan Lenders, which amends and restates the Second Amended and Restated Loan Agreement, dated as of October 18, 2017, and terminates the 2016 Secured Loan Facility. The Consolidated Secured Loan Facility matures on July 20, 2020, and a portion of the Consolidated Secured Loan Facility, as evidenced by Note B, as of closing was held by JPP, LLC and JPP II, LLC, entities affiliated with ESL. At November 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $723 million of principal amount of the Consolidated Secured Loan Facility. See Note 3 for additional information regarding the Consolidated Secured Loan Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. On March 8, 2018, the Company borrowed an additional $100 million from the Lenders, which had an original maturity of July 20, 2020 and had the same terms as the 2017 Secured Loan Facility, as amended. At both October 28, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $384 million of principal amount of the 2017 Secured Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility during the 39 weeks ended November 3, 2018, of which $17 million was repaid to entities affiliated with ESL. Approximately $116 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility during the 39 weeks ended October 28, 2017, all of which were repaid to entities affiliated with ESL. During October 2017, the Company, through the Incremental Loan Borrowers, obtained Incremental Loans totaling $200 million from the Lenders. At October 28, 2017 and February 3, 2018, respectively, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $185 million and $145 million of principal amount of the Incremental Loans. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the Incremental Loans during the 39 weeks ended November 3, 2018 and October 28, 2017, of which $6 million and $15 million, respectively, was repaid to entities affiliated with ESL. On June 4, 2018, the 2017 Secured Loan Facility and Incremental Loans were amended and restated by the Consolidated Loan Agreement described above. See Note 3 for additional information regarding the 2017 Secured Loan Facility, Incremental Loans and Consolidated Secured Loan Facility.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At October 28, 2017 and February 3, 2018, entities affiliated with ESL held $131 million and $126 million, respectively, of principal amount of the 2016 Secured Loan Facility. Proceeds received from real estate transactions were used to reduce

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

outstanding borrowings under the 2016 Secured Loan Facility during the 39 weeks ended November 3, 2018 and October 28, 2017, of which $33 million and $84 million, respectively, were repaid to entities affiliated with ESL. On June 4, 2018, the 2016 Secured Loan Facility was terminated by the Consolidated Loan Agreement described above. See Note 3 for additional information regarding the 2016 Secured Loan Facility, as amended, and Consolidated Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Pre-petition Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At November 3, 2018, the Company's domestic pension plans held $76 million of principal amount of the 2016 Term Loan. At October 28, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $78 million and $76 million, respectively, and $38 million and $77 million, respectively, of principal amount of the 2016 Term Loan. As disclosed in Note 3, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan during the 39 weeks ended October 28, 2017, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 3 for additional information regarding the 2016 Term Loan.
Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At each of November 3, 2018, October 28, 2017 and February 3, 2018, JPP LLC and JPP II, LLC held $300 million of principal amount of the Second Lien Term Loan.
Additionally, as further discussed in Note 3, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional $500 million Line of Credit Facility. The Company received $610 million in net proceeds from Line of Credit Loans during 2017, including $480 million, $25 million and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by Mr. Tisch and his affiliates at each of November 3, 2018, October 28, 2017 and February 3, 2018, and by ESL and its affiliates at February 3, 2018. ESL and its affiliates held $308 million principal amount of Line of Credit Loans at October 28, 2017. During the 13 weeks ended May 5, 2018, the Company received an additional $70 million proceeds from Line of Credit Loans from ESL and its affiliates, bringing the principal amount of Line of Credit Loans held by ESL and its affiliates to $505 million at November 3, 2018. The Company made repayments of $25 million during 2017 to Mr. Berkowitz and his affiliates. See Note 3 for additional information regarding the Second Lien Credit Agreement, as amended.
Old Senior Secured Notes and New Senior Secured Notes
At October 28, 2017 and February 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $11 million and $20 million of principal amount of the Company's Old Senior Secured Notes. At November 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $21 million of principal amount of the Company's New Senior Secured Notes.
At October 28, 2017 Fairholme held an aggregate of approximately $46 million of principal amount of the Company's Old Senior Secured Notes.
Subsidiary Notes
At both October 28, 2017 and February 3, 2018, Fairholme held an aggregate of $9 million of principal amount of Subsidiary Notes.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Old Senior Unsecured Notes and Warrants and New Senior Unsecured Notes and Warrants
At both October 28, 2017 and February 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Old Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings' common stock.
At November 3, 2018, October 28, 2017 and February 3, 2018, respectively, Fairholme held an aggregate of approximately $253 million, $347 million and $336 million of principal amount of the Company's Old Senior Unsecured Notes, and 4,656,202, 6,105,938 and 5,768,185 warrants to purchase shares of Holdings' common stock.
At both October 28, 2017 and February 3, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $10 million of principal amount of the Company's Old Senior Unsecured Notes. At October 28, 2017 and February 3, 2018, respectively, Mr. Tisch and his affiliates held 697,204 and 465,599 warrants to purchase shares of Holdings' common stock.
At November 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $195 million of principal amount of the Company's New Senior Unsecured Notes and 10,033,472 warrants to purchase shares of Holdings' common stock. At November 3, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $11 million of principal amount of the Company's New Senior Unsecured Notes and 465,599 warrants to purchase shares of Holdings' common stock.
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
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At November 3, 2018, Holdings reported a net amount payable to Lands' End of $2 million within other current liabilities in the Condensed Consolidated Balance Sheet. At February 3, 2018, Holdings reported a net amount receivable from Lands' End of $1 million within accounts receivable in the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services were $10 million and $15 million, respectively, for the 13 week periods ended November 3, 2018 and October 28, 2017, and $31 million and $45 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017. The amounts Lands' End earned related to call center services and commissions were $1 million and $2 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Amounts due to or from SHO are settled on a net basis, and are generally non-interest bearing with payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At November 3, 2018, October 28, 2017 and February 3, 2018, Holdings reported a net amount receivable from SHO of $29 million, $26 million and $28 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $175 million and $230 million, respectively, for the 13 week periods ended November 3, 2018 and October 28, 2017, and $599 million and $797 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017. The net amounts SHO earned related to commissions were $13 million and $15 million, respectively, for the 13 week periods ended November 3, 2018 and October 28, 2017, and $44 million and $51 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 for further information related to these guarantees.
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
In connection with the Seritage transaction as described in Note 4, Holdings entered into the Master Leases with Seritage. The initial amount of aggregate annual base rent under the master lease was $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At November 3, 2018 and February 3,

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2018, respectively, Holdings reported prepaid rent of $4 million and $6 million within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Holdings recorded rent expense of $11 million and $17 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended November 3, 2018 and October 28, 2017. Rent expense consists of straight-line rent expense of $17 million and $27 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $6 million and $10 million, respectively, for the 13 week periods ended November 3, 2018 and October 28, 2017.
Holdings recorded rent expense of $38 million and $55 million, respectively, in cost of sales, buying and occupancy for the 39 week periods ended November 3, 2018 and October 28, 2017. Rent expense consists of straight-line rent expense of $60 million and $91 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $22 million and $36 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017.
In addition to base rent under the Master Leases, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Leases was $70 million, based on estimated installment expenses, and currently is $32 million as a result of recapture activity and reconciling actual installment expenses. Holdings paid $8 million and $10 million, respectively, for the 13 week periods ended November 3, 2018 and October 28, 2017, and $26 million and $34 million, respectively, for the 39 week periods ended November 3, 2018 and October 28, 2017, recorded in cost of sales, buying and occupancy. At November 3, 2018, October 28, 2017 and February 3, 2018, respectively, Holdings reported an amount receivable from Seritage of $1 million, $7 million and $1 million within accounts receivable in the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 13—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements below represent the unaudited condensed combined financial statements of the Debtors. As of and for the13- and 39- weeks ended November 3, 2018, the results of the Non-Filing Entities are not included in these condensed combined financial statements.
Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors' financial statements.
Debtors' Condensed Combined Statement of Operations

millions, except per share data	13 Weeks Ended November 3, 2018	39 Weeks Ended November 3, 2018
REVENUES
Merchandise sales	$2,069	$6,709
Services and other	664	2,130
Total revenues	2,733	8,839
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	1,976	5,985
Cost of sales and occupancy - services and other	429	1,416
Total cost of sales, buying and occupancy	2,405	7,401
Selling and administrative	850	2,704
Depreciation and amortization	55	167
Impairment charges	103	113
Gain on sales of assets	(59)	(269)
Total costs and expenses	3,354	10,116
Operating loss	(621)	(1,277)
Reorganization items, net	(131)	(131)
Interest expense	(289)	(999)
Interest and investment income	77	152
Other loss	(37)	(209)
Loss before income taxes	(1,001)	(2,464)
Income tax benefit	61	122
Deficit in earnings in subsidiaries	(1,145)	(639)
NET LOSS	$(2,085)	$(2,981)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Debtors' Condensed Combined Statement of Comprehensive Loss

millions	13 Weeks Ended November 3, 2018	39 Weeks Ended November 3, 2018
Net loss	$(2,085)	$(2,981)
Other comprehensive income
Pension and postretirement adjustments, net of tax	45	299
Unrealized net loss, net of tax	(2)	(10)
Total other comprehensive income	43	289
Comprehensive loss	$(2,042)	$(2,692)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Debtors' Condensed Combined Balance Sheet

millions	November 3, 2018
ASSETS
Current assets
Cash and cash equivalents	$497
Restricted cash	281
Accounts receivable	349
Merchandise inventories	2,324
Prepaid expenses and other current assets	946
Total current assets	4,397
Total property and equipment, net	1,032
Goodwill and intangible assets	698
Other assets	395
Investment in subsidiaries	26,588
TOTAL ASSETS	$33,110
LIABILITIES
Current liabilities
Short-term borrowings	$1,068
Current portion of long-term debt and capitalized lease obligations	437
Debtor-in-possession credit facility	112
Merchandise payables	102
Intercompany payables	27,724
Other current liabilities	1,458
Total current liabilities	30,901
Long-term debt and capitalized lease obligations	2,988
Pension and postretirement benefits	135
Deferred gain on sale-leaseback	240
Sale-leaseback financing obligation	371
Unearned revenues	587
Other long-term liabilities	403
Total liabilities not subject to compromise	35,625
Liabilities subject to compromise	4,595
DEFICIT
Total Deficit	(7,110)
TOTAL LIABILITIES AND DEFICIT	$33,110

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Debtors' Condensed Combined Statement of Cash Flows

millions	39 Weeks Ended November 3, 2018
Net cash used in operating activities	$(1,370)
Proceeds from sales of property and investments	250
Purchases of property and equipment	(39)
Net cash provided by investing activities	211
Increase in debtor-in-possession credit facility	112
Debtor-in-possession credit facility debt issuance costs	(10)
Proceeds from debt issuances	597
Repayments of long-term debt	(813)
Increase in short-term borrowings, primarily 90 days or less	565
Proceeds from sale-leaseback financing	206
Debt issuance costs	(7)
Net borrowing with Affiliates	980
Net cash provided by financing activities	1,630
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	471
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$778

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 14—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At November 3, 2018, the principal amount outstanding of the Old Senior Secured Notes and New Senior Secured Notes was $264 million, including paid-in-kind interest. The Old Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Old Senior Secured Notes and New Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Old Senior Secured Notes and New Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at November 3, 2018, October 28, 2017 and February 3, 2018, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39- week periods ended November 3, 2018 and October 28, 2017, and the Condensed Consolidating Statements of Cash Flows for the 39 week periods ended November 3, 2018 and October 28, 2017 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$500	$26	$—	$526
Restricted cash	281	—	—	—	281
Intercompany receivables	—	—	27,584	(27,584)	—
Accounts receivable	—	329	25	—	354
Merchandise inventories	—	2,324	—	—	2,324
Prepaid expenses and other current assets	190	784	242	(906)	310
Total current assets	471	3,937	27,877	(28,490)	3,795
Total property and equipment, net	—	926	551	18	1,495
Goodwill and intangible assets	—	378	807	(55)	1,130
Other assets	62	1,339	317	(1,461)	257
Investment in subsidiaries	6,645	26,063	—	(32,708)	—
TOTAL ASSETS	$7,178	$32,643	$29,552	$(62,696)	$6,677
Current liabilities
Short-term borrowings	$—	$1,068	$98	$(232)	$934
Current portion of long-term debt and capitalized lease obligations	—	434	501	(422)	513
Debtor-in-possession credit facility	—	112	—	—	112
Merchandise payables	—	102	—	—	102
Intercompany payables	11,205	16,379	—	(27,584)	—
Other current liabilities	30	1,346	1,272	(861)	1,787
Total current liabilities	11,235	19,441	1,871	(29,099)	3,448
Long-term debt and capitalized lease obligations	1,980	1,958	—	(2,159)	1,779
Pension and postretirement benefits	—	135	2	—	137
Deferred gain on sale-leaseback	—	236	4	9	249
Sale-leaseback financing obligation	—	129	254	41	424
Long-term deferred tax liabilities	—	—	350	(267)	83
Unearned revenues	—	573	391	(155)	809
Other long-term liabilities	—	398	70	(4)	464
Total liabilities not subject to compromise	13,215	22,870	2,942	(31,634)	7,393
Liabilities subject to compromise	922	3,648	25	—	4,595
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(6,959)	6,125	26,585	(31,062)	(5,311)
Total Equity (Deficit)	(6,959)	6,125	26,585	(31,062)	(5,311)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,178	$32,643	$29,552	$(62,696)	$6,677

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$157	$43	$—	$200
Restricted cash	154	—	—	—	154
Intercompany receivables	—	—	28,074	(28,074)	—
Accounts receivable	—	359	19	—	378
Merchandise inventories	—	3,452	—	—	3,452
Prepaid expenses and other current assets	28	681	441	(786)	364
Total current assets	182	4,649	28,577	(28,860)	4,548
Total property and equipment, net	—	1,167	688	—	1,855
Goodwill and intangible assets	—	350	1,261	(98)	1,513
Other assets	409	1,300	1,501	(2,916)	294
Investment in subsidiaries	9,136	27,924	—	(37,060)	—
TOTAL ASSETS	$9,727	$35,390	$32,027	$(68,934)	$8,210
Current liabilities
Short-term borrowings	$184	$1,014	$—	$(137)	$1,061
Current portion of long-term debt and capitalized lease obligations	303	1,007	—	—	1,310
Merchandise payables	—	772	—	—	772
Intercompany payables	11,413	16,661	—	(28,074)	—
Other current liabilities	27	1,981	1,080	(575)	2,513
Total current liabilities	11,927	21,435	1,080	(28,786)	5,656
Long-term debt and capitalized lease obligations	1,768	3,025	—	(2,761)	2,032
Pension and postretirement benefits	—	1,638	3	—	1,641
Deferred gain on sale-leaseback	—	444	2	—	446
Sale-leaseback financing obligation	—	158	89	—	247
Long-term deferred tax liabilities	49	—	736	(151)	634
Unearned revenues	—	288	459	(184)	563
Other long-term liabilities	—	924	77	—	1,001
Total Liabilities	13,744	27,912	2,446	(31,882)	12,220
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,017)	7,478	29,581	(37,052)	(4,010)
Total Equity (Deficit)	(4,017)	7,478	29,581	(37,052)	(4,010)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,727	$35,390	$32,027	$(68,934)	$8,210

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
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
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$2,058	$—	$11	$2,069
Services and other	5	647	460	(439)	673
Total revenues	5	2,705	460	(428)	2,742
Cost of sales, buying and occupancy - merchandise sales	—	1,910	—	35	1,945
Cost of sales and occupancy - services and other	—	438	197	(265)	370
Total cost of sales, buying and occupancy	—	2,348	197	(230)	2,315
Selling and administrative	3	864	190	(201)	856
Depreciation and amortization	—	51	14	—	65
Impairment charges	—	8	271	(43)	236
Gain on sales of assets	1	(58)	(57)	38	(76)
Total costs and expenses	4	3,213	615	(436)	3,396
Operating income (loss)	1	(508)	(155)	8	(654)
Reorganization items, net	(131)	—	—	—	(131)
Interest expense	(168)	(244)	(120)	354	(178)
Interest and investment income (loss)	(131)	149	(906)	898	10
Other loss	—	(37)	—	—	(37)
Loss before income taxes	(429)	(640)	(1,181)	1,260	(990)
Income tax (expense) benefit	—	61	(21)	—	40
Deficit in earnings in subsidiaries	(1,781)	(167)	—	1,948	—
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(2,210)	$(746)	$(1,202)	$3,208	$(950)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$2,801	$—	$9	$2,810
Services and other	—	757	550	(542)	765
Total revenues	—	3,558	550	(533)	3,575
Cost of sales, buying and occupancy - merchandise sales	1	2,421	—	26	2,448
Cost of sales and occupancy - services and other	—	519	207	(303)	423
Total cost of sales, buying and occupancy	1	2,940	207	(277)	2,871
Selling and administrative	2	1,133	211	(255)	1,091
Depreciation and amortization	—	74	15	—	89
Impairment charges	—	9	—	—	9
Gain on sales of assets	—	(304)	(12)	—	(316)
Total costs and expenses	3	3,852	421	(532)	3,744
Operating income (loss)	(3)	(294)	129	(1)	(169)
Interest expense	(153)	(252)	(5)	274	(136)
Interest and investment income	26	46	202	(274)	—
Other loss	—	(248)	—	—	(248)
Income (loss) before income taxes	(130)	(748)	326	(1)	(553)
Income tax (expense) benefit	—	40	(43)	—	(3)
Equity (deficit) in earnings in subsidiaries	(425)	218	—	207	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(555)	$(490)	$283	$206	$(556)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$6,677	$—	$32	$6,709
Services and other	6	2,093	1,505	(1,498)	2,106
Total revenues	6	8,770	1,505	(1,466)	8,815
Cost of sales, buying and occupancy - merchandise sales	1	5,804	—	94	5,899
Cost of sales and occupancy - services and other	—	1,436	624	(878)	1,182
Total cost of sales, buying and occupancy	1	7,240	624	(784)	7,081
Selling and administrative	9	2,737	565	(685)	2,626
Depreciation and amortization	—	157	41	—	198
Impairment charges	—	19	351	(43)	327
Gain on sales of assets	1	(245)	(138)	38	(344)
Total costs and expenses	11	9,908	1,443	(1,474)	9,888
Operating income (loss)	(5)	(1,138)	62	8	(1,073)
Reorganization items, net	(131)	—	—	—	(131)
Interest expense	(555)	(808)	(211)	1,042	(532)
Interest and investment income (loss)	(42)	325	(461)	191	13
Other loss	—	(209)	—	—	(209)
Loss before income taxes	(733)	(1,830)	(610)	1,241	(1,932)
Income tax (expense) benefit	—	122	(72)	—	50
Equity (deficit) in earnings in subsidiaries	(2,390)	190	—	2,200	—
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(3,123)	$(1,518)	$(682)	$3,441	$(1,882)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$9,531	$—	$22	$9,553
Services and other	—	2,513	1,711	(1,725)	2,499
Total revenues	—	12,044	1,711	(1,703)	12,052
Cost of sales, buying and occupancy - merchandise sales	1	7,968	—	73	8,042
Cost of sales and occupancy - services and other	—	1,707	650	(954)	1,403
Total cost of sales, buying and occupancy	1	9,675	650	(881)	9,445
Selling and administrative	(30)	3,648	638	(821)	3,435
Depreciation and amortization	—	212	47	—	259
Impairment charges	—	29	—	—	29
Gain on sales of assets	(486)	(939)	(12)	—	(1,437)
Total costs and expenses	(515)	12,625	1,323	(1,702)	11,731
Operating income (loss)	515	(581)	388	(1)	321
Interest expense	(424)	(710)	(13)	760	(387)
Interest and investment income	64	149	533	(760)	(14)
Other loss	—	(540)	—	—	(540)
Income (loss) before income taxes	155	(1,682)	908	(1)	(620)
Income tax (expense) benefit	—	190	(131)	—	59
Equity (deficit) in earnings in subsidiaries	(715)	567	—	148	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(560)	$(925)	$777	$147	$(561)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(2,210)	$(746)	$(1,202)	$3,208	$(950)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	45	—	—	45
Currency translation adjustments, net of tax	—	—	(3)	—	(3)
Unrealized net loss, net of tax	(2)	—	—	2	—
Total other comprehensive income (loss)	(2)	45	(3)	2	42
Comprehensive loss attributable to Holdings' shareholders	$(2,212)	$(701)	$(1,205)	$3,210	$(908)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(555)	$(490)	$283	$206	$(556)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	200	—	—	200
Currency translation adjustments, net of tax	—	—	1	—	1
Total other comprehensive income	—	200	1	—	201
Comprehensive income (loss) attributable to Holdings' shareholders	$(555)	$(290)	$284	$206	$(355)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(3,123)	$(1,518)	$(682)	$3,441	$(1,882)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	299	—	—	299
Currency translation adjustments, net of tax	—	—	(3)	—	(3)
Unrealized net gain (loss), net of tax	(10)	—	3	7	—
Total other comprehensive income (loss)	(10)	299	—	7	296
Comprehensive income (loss) attributable to Holdings' shareholders	$(3,133)	$(1,219)	$(682)	$3,448	$(1,586)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(560)	$(925)	$777	$147	$(561)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	377	—	—	377
Currency translation adjustments, net of tax	—	—	2	—	2
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	377	28	(26)	379
Comprehensive income (loss) attributable to Holdings' shareholders	$(560)	$(548)	$805	$121	$(182)

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10	$(1,342)	$213	$(4)	$(1,123)
Proceeds from sales of property and investments	—	217	185	—	402
Purchases of property and equipment	—	(39)	(6)	—	(45)
Net investing with Affiliates	(311)	(127)	(980)	1,418	—
Net cash provided by (used in) investing activities	(311)	51	(801)	1,418	357
Increase in debtor-in-possession credit facility	—	112	—	—	112
Debtor-in-possession credit facility debt issuance costs	—	(10)	—	—	(10)
Proceeds from debt issuances	402	195	826	—	1,423
Repayments of long-term debt	(99)	(714)	(211)	—	(1,024)
Increase in short-term borrowings, primarily 90 days or less	—	565	—	—	565
Proceeds from sale-leaseback financing	—	206	—	—	206
Debt issuance costs	(2)	(5)	(28)	—	(35)
Intercompany dividend	—	—	(4)	4	—
Net borrowing with Affiliates	127	1,291	—	(1,418)	—
Net cash provided by financing activities	428	1,640	583	(1,414)	1,237
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	127	349	(5)	—	471
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	154	152	30	—	336
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$281	$501	$25	$—	$807

SEARS HOLDINGS CORPORATION
(DEBTOR-IN-POSSESSION)
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 766 full-line and specialty retail stores in the United States as of November 3, 2018, operating as Kmart and Sears. As previously announced, an additional 241 stores will close during the fourth quarter of 2018. Further, we operate a number of websites under the Sears.com and Kmart.com banners, which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free membership program that connects its members to personalized products, programs and partners that help them save time and money every day. Through an extensive network of national and local partners, members can shop thousands of their favorite brands, dine out and access an array of exclusive partners to earn points to redeem for savings on future purchases at Sears, Kmart and at ShopYourWay.com.
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
Voluntary Reorganization under Chapter 11
On October 15, 2018 (the "Petition Date"), Holdings and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Cases are being jointly administered under the caption "In re Sears Holdings Corporation, et al., Case No. 18-23538." Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://restructuring.primeclerk.com/sears. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, except with respect to certain loans that have been converted to post-petition obligations or payments required to be made as adequate protection under the Bankruptcy Code and applicable Bankruptcy Court orders, any efforts to enforce payment obligations under the Company's pre-petition debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.
For the duration of the Chapter 11 Cases, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company's operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.
The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that Holdings will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the Senior and Junior debtor-in-possession ("DIP") financing described in Note 3 of the Notes to Condensed Consolidated Financial Statements and discussed further below under "Liquidity", and our ability to successfully develop and, subject to the

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Bankruptcy Court's approval, implement, a restructuring plan, among other factors. We have significant indebtedness. Our level of indebtedness has adversely impacted and continues to adversely impact our financial condition. In addition, the filing of the Chapter 11 Cases constituted an event of default with respect to certain of our existing debt obligations. As a result, our financial condition and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of our DIP financing (see Note 3 of Notes to Condensed Consolidated Financial Statements) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. Any such actions occurring during the Chapter 11 proceedings confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in Holdings' interim Unaudited Condensed Consolidated Financial Statements. The Debtors are currently pursuing a going-concern sale process for the stores after closures (for further information on such closures see Note 4 of Notes to Condensed Consolidated Financial Statements). The Debtors must obtain or find acceptable a non-contingent and fully-financed (with committed financing containing customary limited conditionality consistent with acquisition financing commitments (e.g., SunGard-style certain funds provisions)) stalking horse bid for the sale of the go forward stores (which may be either on a going-concern or liquidation basis) that is reasonably acceptable to the administrative agent and co-collateral agents party to the Senior DIP Credit Agreement, as defined in Note 3, (a "Qualified Stalking Horse Bid") on or prior to December 15, 2018. Failure to obtain and find acceptable a Qualified Stalking Horse bid by December 15, 2018, shall not constitute an event of default or default under the Senior DIP Credit Agreement or the Junior DIP Credit Agreement so long as the Debtors are diligently pursuing a process reasonably acceptable to the applicable administrative agents and collateral agents designed for bidding procedures and the selection of a stalking horse bid for the sale of the go forward stores by December 27, 2018.
Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.
DIP Financing
See Note 3 of the Notes to Condensed Consolidated Financial Statements for discussion of the DIP financing, which provides up to approximately $1.83 billion in senior secured, super-priority financing and up to $350 million in junior priority financing.
Sale Process
In connection with the Chapter 11 Cases, we are seeking to sell the Company or certain of our assets pursuant to a sale under Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization (each, a "Transaction"). These assets include, but are not limited to, the Company as a going concern (whether as the go-forward retail footprint alone or together with substantially all of the Company's assets and component businesses), certain of the Company's businesses, or any combination of assets comprising one or more of the Company's businesses, including the underlying real estate. We are concurrently seeking bids from buyers potentially interested in a Transaction on a going concern or liquidation basis. The deadline with respect to designating a stalking horse bidder for the go-forward retail footprint is December 15, 2018. See Notes 1 and 3 of Notes to Condensed Consolidated Financial

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Statements for more information on the bid deadline with respect to the DIP financing. The sale process is being directed by the Restructuring Committee of the Board of Directors of the Company.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data and percentages	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
REVENUES
Merchandise sales	$2,069	$2,810	$6,709	$9,553
Services and other	673	765	2,106	2,499
Total revenues	2,742	3,575	8,815	12,052
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	1,945	2,448	5,899	8,042
Gross margin dollars - merchandise sales	124	362	810	1,511
Gross margin rate - merchandise sales	6.0%	12.9%	12.1%	15.8%
Cost of sales and occupancy - services and other	370	423	1,182	1,403
Gross margin dollars - services and other	303	342	924	1,096
Gross margin rate - services and other	45.0%	44.7%	43.9%	43.9%
Total cost of sales, buying and occupancy	2,315	2,871	7,081	9,445
Total gross margin dollars	427	704	1,734	2,607
Total gross margin rate	15.6%	19.7%	19.7%	21.6%
Selling and administrative	856	1,091	2,626	3,435
Selling and administrative expense as a percentage of total revenues	31.2%	30.5%	29.8%	28.5%
Depreciation and amortization	65	89	198	259
Impairment charges	236	9	327	29
Gain on sales of assets	(76)	(316)	(344)	(1,437)
Total costs and expenses	3,396	3,744	9,888	11,731
Operating income (loss)	(654)	(169)	(1,073)	321
Reorganization items, net	(131)	—	(131)	—
Interest expense	(178)	(136)	(532)	(387)
Interest and investment income (loss)	10	—	13	(14)
Other loss	(37)	(248)	(209)	(540)
Loss before income taxes	(990)	(553)	(1,932)	(620)
Income tax (expense) benefit	40	(3)	50	59
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(950)	$(556)	$(1,882)	$(561)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(8.72)	$(5.17)	$(17.35)	$(5.23)
Diluted loss per share	$(8.72)	$(5.17)	$(17.35)	$(5.23)
Basic weighted average common shares outstanding	109.0	107.5	108.5	107.3
Diluted weighted average common shares outstanding	109.0	107.5	108.5	107.3

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales of 60 basis points and a benefit of 20 basis points for the 13- and 39- week periods ended November 3, 2018, respectively, and a negative impact to our comparable store sales of 80 basis points and 70 basis points, respectively, for the 13- and 39- week periods ended October 28, 2017. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 20 basis points for both the 13- and 39- week periods ended November 3, 2018. The change in unshipped sales reserves resulted in a benefit of approximately 30 basis points for both the 13- and 39- week periods ended October 28, 2017.
Our fiscal 2018 third quarter and first nine months were comprised of the 13- and 39- week periods, respectively, ended November 3, 2018, while our fiscal 2017 third quarter and first nine months was comprised of the 13- and 39- week periods, respectively, ended October 28, 2017. This one week shift in sales had no impact on the comparable store sales results reported herein due to the fact that for purposes of reporting comparable store sales for the third quarter, weeks 27 through 39 for fiscal 2018 have been compared to weeks 28 through 40 of fiscal 2017, and for purposes of reporting comparable sales for the first nine months, weeks one through 39 for fiscal 2018 have been compared to weeks two through 40 of fiscal 2017, thereby eliminating the impact of the one week shift.
Net Loss Attributable to Holdings' Shareholders, Net Loss per Share and Adjusted EBITDA
We recorded a net loss attributable to Holdings' shareholders of $950 million, or $8.72 loss per diluted share, and $556 million, or $5.17 loss per diluted share, for the third quarter of 2018 and 2017, respectively. For the first nine months, we recorded a net loss attributable to Holdings' shareholders of $1.9 billion, or $17.35 loss per diluted share, and $561 million, or $5.23 loss per diluted share, in 2018 and 2017, respectively.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA").

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss attributable to Holdings per statement of operations	$(950)	$(556)	$(1,882)	$(561)
Income tax expense (benefit)	(40)	3	(50)	(59)
Interest expense	178	136	532	387
Interest and investment (income) loss	(10)	—	(13)	14
Other loss	37	248	209	540
Reorganization items, net	131	—	131	—
Operating loss	(654)	(169)	(1,073)	321
Depreciation and amortization	65	89	198	259
Gain on sales of assets	(76)	(316)	(344)	(1,437)
Impairment charges	236	9	327	29
Before excluded items	(429)	(387)	(892)	(828)

Closed store reserve and severance	218	115	358	319
Other(1)	(7)	18	13	9
Amortization of deferred Seritage gain	(16)	(19)	(50)	(59)
Adjusted EBITDA	$(234)	$(273)	$(571)	$(559)
(1) The 13-week period ended November 3, 2018 consisted of items associated with natural disasters, as well as transaction costs associated with strategic initiatives, while the 39-week period ended November 3, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13-week period ended October 28, 2017 consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives, while the 39-week period ended October 28, 2017 consisted of items associated with legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	November 3, 2018			October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(152)	$(502)	$(654)	$(77)	$(92)	$(169)
Depreciation and amortization	11	54	65	19	70	89
Gain on sales of assets	(19)	(57)	(76)	(132)	(184)	(316)
Impairment charges	—	236	236	3	6	9
Before excluded items	(160)	(269)	(429)	(187)	(200)	(387)

Closed store reserve and severance	96	122	218	87	28	115
Other(1)	(8)	1	(7)	9	9	18
Amortization of deferred Seritage gain	(2)	(14)	(16)	(3)	(16)	(19)
Adjusted EBITDA	$(74)	$(160)	$(234)	$(94)	$(179)	$(273)
% to revenues	(10.0)%	(8.0)%	(8.5)%	(8.2)%	(7.4)%	(7.6)%

	39 Weeks Ended
	November 3, 2018			October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$(241)	$(832)	$(1,073)	$392	$(71)	$321
Depreciation and amortization	29	169	198	46	213	259
Gain on sales of assets	(84)	(260)	(344)	(808)	(629)	(1,437)
Impairment charges	6	321	327	11	18	29
Before excluded items	(290)	(602)	(892)	(359)	(469)	(828)

Closed store reserve and severance	137	221	358	189	130	319
Other(1)	(20)	33	13	(15)	24	9
Amortization of deferred Seritage gain	(7)	(43)	(50)	(9)	(50)	(59)
Adjusted EBITDA	$(180)	$(391)	$(571)	$(194)	$(365)	$(559)
% to revenues	(7.6)%	(6.1)%	(6.5)%	(4.8)%	(4.6)%	(4.6)%
(1) The 13-week period ended November 3, 2018 consisted of items associated with natural disasters, as well as transaction costs associated with strategic initiatives, while the 39-week period ended November 3, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13-week period ended October 28, 2017 consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives, while the 39-week period ended October 28, 2017 consisted of expenses associated with legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

The following tables set forth the impact of each excluded item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the 13- and 39- weeks ended November 3, 2018 and October 28, 2017.

millions	13 Weeks Ended November 3, 2018
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$131	$—	$(16)	$115
Selling and administrative impact	87	(7)	—	80
Total	$218	$(7)	$(16)	$195

millions	13 Weeks Ended October 28, 2017
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$60	$—	$(19)	$41
Selling and administrative impact	55	18	—	73
Total	$115	$18	$(19)	$114

millions	39 Weeks Ended November 3, 2018
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$183	$—	$(50)	$133
Selling and administrative impact	175	13	—	188
Total	$358	$13	$(50)	$321

millions	39 Weeks Ended October 28, 2017
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$164	$—	$(59)	$105
Selling and administrative impact	155	9	—	164
Total	$319	$9	$(59)	$269
(1) The 13- week period ended November 3, 2018 consisted of items associated with natural disasters, as well as transactions costs associated with strategic initiatives, while the 39- week period ended November 3, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13-week period ended October 28, 2017 consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives, while the 39-week period ended October 28, 2017 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment (income) loss, other loss, reorganization items, net, depreciation and amortization, gain on sales of assets and impairment charges. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

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

In conjunction with executing a lump sum settlement offer in April 2018, the Company recorded non-cash charges of $108 million during the second quarter of 2018, for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement. The Company also recognized a non-cash charge of $12 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon remeasurement during the third quarter of 2018. Also, in conjunction with executing two separate agreements to purchase group annuity contracts in May 2017 and August 2017, the Company recorded non-cash charges of $200 million and $203 million, respectively, during the second quarter and third quarter of 2017, for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement.
The components of net periodic expense were as follows:

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Components of net periodic expense:
Interest cost	$37	$47	$111	$145
Expected return on plan assets	(38)	(48)	(119)	(151)
Amortization of experience losses	39	249	217	546
Net periodic expense	$38	$248	$209	$540
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

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

13-week period ended November 3, 2018 compared to the 13-week period ended October 28, 2017
Revenues and Comparable Store Sales
Total revenues decreased $833 million to $2.7 billion for the third quarter of 2018 compared to the prior year third quarter, primarily driven by the decrease in merchandise sales of $741 million. The decline in merchandise sales was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $741 million of the decline, as well as an increase in Shop Your Way points which accounted for approximately $49 million of the decline in revenues. This decline was partially offset by a 4.3% increase in comparable store sales during the quarter, which accounted for an increase in revenues from the prior year of approximately $82 million. Services and other revenues declined $92 million for the third quarter of 2018, primarily driven by a decline in service-related revenues of approximately $62 million.
Kmart comparable store sales increased 6.1% during the third quarter of 2018 driven by positive comparable store sales in several categories including apparel, home and toys, which were partially offset by comparable store sales declines in the pharmacy and grocery & household categories. Sears Domestic comparable store sales increased 3.2% during the third quarter of 2018, driven by positive comparable store sales in several categories including apparel, jewelry, footwear and tools, which were partially offset by a comparable store sales decline in the home appliances category, as well as at Sears Auto Centers. The improvement in both Kmart and Sears Domestic comparable store sales for the quarter were driven by liquidation sales in the stores that were announced for closure.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Gross Margin
Total gross margin decreased $277 million to $427 million for the third quarter of 2018, as compared to the prior year third quarter, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the third quarter of 2018 included charges related to store closures of $131 million, compared to $60 million for the third quarter of 2017. Gross margin for the quarter also included credits of $16 million and $19 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the third quarter declined 650 basis points compared to the prior year third quarter, while Sears Domestic's gross margin rate declined 360 basis points for the quarter. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted EBITDA tables, Kmart's gross margin rate would have declined 270 basis points, while Sears Domestic's gross margin rate would have declined 50 basis points. The decline in Kmart's gross margin rate was primarily due to lower margins in the apparel, grocery & household and drugstore categories. The decline in Sears Domestic's gross margin rate was primarily due to gross margin rate declines in the home appliances, mattresses and tools categories. Both formats experienced an increase in the use of Shop Your Way points during the third quarter of 2018 compared to the prior year quarter.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2018 included additional rent expense of approximately $26 million while the third quarter of 2017 included additional rent expense of approximately $40 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $235 million in the third quarter of 2018 compared to the prior year, as expense reductions were realized as a result of the strategic actions to improve our operational efficiencies and reduce costs.
The third quarters of 2018 and 2017 included significant items related to store closings and severance, items associated with natural disasters, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $80 million and $73 million, respectively. Excluding these items, selling and administrative expenses declined $242 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way points, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 31.2% for the third quarter of 2018, compared to 30.5% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $24 million in the third quarter of 2018 to $65 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $236 million during the third quarter of 2018, which included an impairment charge of $227 million related to the Sears, Kenmore and DieHard trade names, as well as $9 million related to the impairment of long-lived assets. This compares to impairment charges of $9 million recorded during the third quarter of 2017, which related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 4 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $76 million in 2018 and $316 million in 2017, which were primarily a result of several real estate transactions. The gains recorded during 2018 included gains of $43 million recognized on the sale or amendment and lease termination of 22 locations and $29 million as a result of

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

recapture and lease termination activity. The gains recorded during 2017 included $108 million as a result of recapture and lease termination activity, $103 million recognized on the sale of 13 locations, and $79 million related to other asset sales. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $654 million in the third quarter of 2018 compared to $169 million in the third quarter of 2017. Operating loss for the third quarter of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $195 million and $114 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gain on sales of assets. Taking these significant items into consideration, the increase in operating loss in 2018 was primarily driven by the overall decline in gross margin noted above, partially offset by the decrease in selling and administrative expenses.
Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the 13 weeks ended November 3, 2018:

millions	13 Weeks Ended November 3, 2018
Professional fees	$18
Debtor-in-possession financing costs	10
Write-off of pre-petition debt issuance costs and debt discount	103
Reorganization items, net	$131
Interest and Investment Income (Loss)
We recorded interest and investment income of $10 million during the third quarter of 2018 which included income of approximately $8 million related to the sale of an investment in a real estate joint venture.
Income Taxes
Our effective tax rate for the third quarter of 2018 was a benefit of 4.0% compared to an expense rate of 0.5% in the prior year third quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2018 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the net valuation allowance release through continuing operations, relating to the gain on pension and other postretirement benefits, creating a tax benefit with the offsetting tax expense reflected in OCI, a tax benefit on the deferred taxes related to the partial impairment of the Sears, Kenmore and DieHard trade names and the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. We made reasonable estimates of certain effects of the Tax Act and recorded provisional adjustments for fiscal 2017 which we will continue to finalize and refine throughout fiscal 2018. In addition, the third quarter of 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with impairments on trade names and property sales, a state audit settlement, and a true-up of the deemed repatriation transition tax and negatively impacted by foreign branch taxes and state income taxes. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale. In addition, during the second quarter of 2017, the Company realized a tax benefit on the reversal of deferred taxes related to indefinite-life assets associated with property sold during the quarter.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

39-week period ended November 3, 2018 compared to the 39-week period ended October 28, 2017
Revenues and Comparable Store Sales
Total revenues decreased $3.2 billion to $8.8 billion for the first nine months of 2018, as compared to revenues of $12.1 billion for the first nine months of 2017, primarily driven by the decrease in merchandise sales of $2.8 billion. The decrease in merchandise sales was primarily driven by the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $2.4 billion of the decline, as well as a decrease in comparable store sales of 4.6% during the first nine months of 2018, which accounted for $309 million of the revenue decline. Services and other revenues declined $393 million during the first nine months of 2018 as compared to the first nine months of 2017, primarily driven by a decline in service-related revenues of approximately $223 million, as well as a decline in revenues from SHO of approximately $196 million during the first nine months of 2018 compared to the first nine months of 2017.
Kmart comparable store sales decreased 3.3%, primarily driven by declines experienced in the pharmacy, grocery & household, drugstore and sporting goods categories. Kmart experienced positive comparable stores sales in several categories including apparel, toys, jewelry and footwear. Sears Domestic comparable store sales decreased 5.5%, primarily driven by decreases in the home appliances, mattresses, lawn & garden and consumer electronics categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel and jewelry.
Gross Margin
Total gross margin decreased $873 million to $1.7 billion for the first nine months of 2018, as compared to the prior year, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the first nine months of 2018 included charges related to store closures of $183 million, compared to $164 million for the first nine months of 2017. Gross margin for the first nine months also included credits of $50 million and $59 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
As compared to the prior year period, Kmart's gross margin rate for the first nine months of 2018 declined 190 basis points, while Sears Domestic's gross margin rate declined 250 basis points. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have declined 200 basis points, while Sears Domestic's gross margin rate would have declined 130 basis points. The decline in Kmart's gross margin rate was primarily driven by the apparel, grocery & household, drugstore and home categories, partially offset by an improvement in the pharmacy category. The decline in Sears Domestic's gross margin rate was primarily driven by the home appliances, tools and mattresses categories.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2018 and 2017 included additional rent expense of approximately $87 million and $129 million, respectively.
Selling and Administrative Expenses
Selling and administrative expenses decreased $809 million in the first nine months of 2018 compared to the first nine months of 2017, as expense reductions were realized as a result of the strategic actions to improve our operational efficiencies and reduce costs.
The first nine months of 2018 and 2017 included significant items related to store closings and severance, items associated with an insurance transaction, natural disasters, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $188 million and $164 million, respectively. Excluding these items, selling and administrative expenses in 2018 declined $833 million from the first nine months of the prior year primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way points, which is included within gross margin.
Our selling and administrative expense rate was 29.8% for the first nine months of 2018, compared to 28.5% in the prior year, and increased as the decrease in expenses noted above was more than offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Depreciation and Amortization
Depreciation and amortization expense decreased by $61 million in the first nine months of 2018 to $198 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $327 million during the first nine months of 2018, which included impairment of $296 million related to the Sears, Kenmore and DieHard trade names, as well as $31 million related to the impairment of long-lived assets. We recorded impairment charges of $29 million during the first nine months of 2017, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 4 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $344 million and $1.4 billion for the first nine months of 2018 and 2017, respectively. The gains recorded during 2018 included gains of $200 million recognized on the sale or amendment and lease termination of 71 locations, $97 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded in the first nine months of 2017 included a gain of $492 million recognized on the Craftsman Sale, $489 million recognized on the sale of 27 locations, $226 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting and $79 million related to other asset sales. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported an operating loss of $1.1 billion in the first nine months of 2018 as compared to operating income of $321 million in the first nine months of 2017. Operating loss for the first nine months of 2018 and operating income for the first nine months of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $321 million and $269 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in operating loss in 2018 was primarily driven by the overall decline in gross margin noted above, partially offset by the decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the 39 weeks ended November 3, 2018:

millions	39 Weeks Ended November 3, 2018
Professional fees	$18
Debtor-in-possession financing costs	10
Write-off of pre-petition debt issuance costs and debt discount	103
Reorganization items, net	$131
Interest and Investment Income (Loss)
We recorded interest and investment income of $13 million during the first nine months of 2018 compared to a loss of $14 million during the first nine months of 2017. The first nine months of 2018 included income of approximately $8 million related to the sale of an investment in a real estate joint venture. The first nine months of 2017 included a loss of $17 million related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first nine months of 2018 was a benefit rate of 2.6% compared to a benefit rate of 9.5% for the first nine months of 2017. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2018 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the valuation allowance release through continuing operations, relating to the gain on pension and other postretirement benefits, creating a tax benefit with the offsetting tax expense reflected in OCI, a tax benefit on the deferred taxes related to the partial impairment of the trade names, a state audit settlement, a true-up of the deemed repatriation transition tax and the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. We made reasonable estimates of certain effects of the Tax Act and recorded provisional adjustments for fiscal 2017 which we will continue to finalize and refine throughout fiscal 2018. In addition, the first nine months of 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first nine months of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total revenues	$740	$1,149	$2,377	$4,038

Cost of sales, buying and occupancy	666	959	1,990	3,305
Gross margin dollars	74	190	387	733
Gross margin rate	10.0%	16.5%	16.3%	18.2%

Selling and administrative	234	377	677	1,092
Selling and administrative expense as a percentage of total revenues	31.6%	32.8%	28.5%	27.0%
Depreciation and amortization	11	19	29	46
Impairment charges	—	3	6	11
Gain on sales of assets	(19)	(132)	(84)	(808)
Total costs and expenses	892	1,226	2,618	3,646
Operating income (loss)	$(152)	$(77)	$(241)	$392
Adjusted EBITDA	$(74)	$(94)	$(180)	$(194)
Number of stores			332	510
13-week period ended November 3, 2018 compared to the 13-week period ended October 28, 2017
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $409 million to $740 million in 2018, primarily due to the effect of having fewer stores in operation, which accounted for approximately $416 million of the decline, as well as an increase in Shop Your Way points which accounted for approximately $28 million of the decline in revenues. This decline was partially offset by an increase in comparable store sales of 6.1%, which accounted for an increase in revenues from the prior year of approximately $45 million.
The increase in comparable store sales for the quarter was primarily driven by positive comparable store sales in several categories including apparel, home and toys, which were partially offset by comparable store sales declines in the pharmacy and grocery & household categories. The improvement in comparable store sales for the quarter was driven by liquidation sales in the stores that were announced for closure.
Gross Margin
For the quarter, Kmart generated total gross margin dollars of $74 million in 2018 compared to $190 million in 2017. Gross margin for the third quarter included charges of $56 million and $43 million in 2018 and 2017, respectively, related to store closures. Gross margin for the third quarter also included credits of $2 million and $3 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the quarter declined 650 basis points to 10.0% in 2018 from 16.5% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

declined 270 basis points. The decline in Kmart's gross margin rate was primarily due to lower margins in the apparel, grocery & household and drugstore categories. Kmart experienced an increase in the use of Shop Your Way points during the third quarter of 2018 compared to the prior year quarter.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2018 and 2017 included additional rent expense of approximately $4 million and $5 million, respectively.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $143 million in 2018 as compared to the third quarter in 2017. Selling and administrative expenses for the third quarter of 2018 and 2017 were impacted by significant items related to store closures, as well as expenses associated with natural disasters, which aggregated to expense of $32 million in 2018 and $53 million in 2017. Excluding these items, selling and administrative expenses decreased $122 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 31.6% in 2018 and 32.8% in 2017 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $19 million and $132 million in 2018 and 2017, respectively, which were primarily a result of several real estate transactions. The gains recorded in the third quarter of 2018 included gains of $15 million recognized on the sale or amendment and lease termination of seven locations. The gains recorded in the third quarter of 2017 included $79 million related to other asset sales, $17 million recognized on the sale of two Kmart stores and $10 million as a result of recapture and lease termination activity. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Kmart recorded an operating loss of $152 million and $77 million in 2018 and 2017, respectively. Operating loss for the third quarter of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $86 million and $93 million, respectively. Both 2018 and 2017 also included gains on sales of assets, while 2017 included charges related to impairments. Taking these significant items into consideration, the increase in Kmart's operating loss in 2018 was primarily driven by the decline in Kmart's gross margin noted above, partially offset by a decrease in selling and administrative expenses.
39-week period ended November 3, 2018 compared to the 39-week period ended October 28, 2017
Revenues and Comparable Store Sales
For the first nine months of 2018, Kmart's revenues decreased by $1.7 billion to $2.4 billion, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.5 billion of the decline, as well as the decrease in comparable store sales, which accounted for approximately $85 million of the decline.
Comparable store sales decreased 3.3%, primarily driven by declines experienced in the pharmacy, grocery & household, drugstore and sporting goods categories. Kmart experienced positive comparable stores sales in several categories including apparel, toys, jewelry and footwear.
Gross Margin
For the first nine months of 2018, Kmart generated $387 million in gross margin compared to $733 million in the first nine months of 2017. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first nine months of the year included charges of $70 million and $121 million in 2018 and 2017, respectively, related to store closures. Gross margin for the first nine months of the year also included credits of $7 million and $9 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Kmart's gross margin rate for the first nine months of the year declined 190 basis points to 16.3% in 2018 from 18.2% in 2017. Excluding the impact of significant items recorded in gross margin during the first nine months of the year, Kmart's gross margin rate would have declined 200 basis points primarily driven by the apparel, grocery & household, drugstore and home categories, partially offset by an improvement in the pharmacy category.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2018 and 2017 included additional rent expense of approximately $12 million and $16 million, respectively.
Selling and Administrative Expenses
For the first nine months of 2018, Kmart's selling and administrative expenses decreased $415 million as compared to the first nine months of 2017. Selling and administrative expenses for the first nine months of 2018 and 2017 were impacted by significant items related to store closings and severance, as well as legal matters, which aggregated to expense of $47 million in 2018 and $53 million in 2017. Excluding these items, selling and administrative expenses decreased $409 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first nine months was 28.5% and 27.0% in 2018 and 2017, respectively, and increased primarily due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first nine months of $84 million and $808 million in 2018 and 2017, respectively. The gains recorded in the first nine months of 2018 included gains of $55 million recognized on the sale or amendment and lease termination of 25 locations. The gains recorded in the first nine months of 2017 included a gain of $492 million recognized on the Craftsman Sale, $79 million related to other asset sales, $57 million recognized on the sale of four Kmart stores and $40 million as a result of recapture and lease termination activity. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the first nine months of the year, Kmart recorded an operating loss of $241 million in 2018, compared to operating income of $392 million in 2017. Operating loss for the first nine months of 2018 and operating income for the first nine months of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $110 million in 2018 and $165 million in 2017. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in Kmart's operating loss in 2018 was primarily driven by the decline in Kmart's gross margin noted above, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total revenues	$2,002	$2,426	$6,438	$8,014

Cost of sales, buying and occupancy	1,649	1,912	5,091	6,140
Gross margin dollars	353	514	1,347	1,874
Gross margin rate	17.6%	21.2%	20.9%	23.4%

Selling and administrative	622	714	1,949	2,343
Selling and administrative expense as a percentage of total revenues	31.1%	29.4%	30.3%	29.2%
Depreciation and amortization	54	70	169	213
Impairment charges	236	6	321	18
Gain on sales of assets	(57)	(184)	(260)	(629)
Total costs and expenses	2,504	2,518	7,270	8,085
Operating loss	$(502)	$(92)	$(832)	$(71)
Adjusted EBITDA	$(160)	$(179)	$(391)	$(365)
Number of:
Full-line stores			409	572
Specialty stores			25	22
Total Sears Domestic Stores			434	594
13-week period ended November 3, 2018 compared to the 13-week period ended October 28, 2017
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $424 million to $2.0 billion. The decline in revenue was primarily driven by the effect of having fewer Full-line stores in operation, which accounted for approximately $325 million of the decline, as well as an increase in Shop Your Way points which accounted for approximately $21 million of the decline in revenues. This decline was partially offset by an increase in comparable store sales of 3.2%, which accounted for an increase in revenues from the prior year of approximately $37 million. Sears Domestic's revenues also included a decline in service-related revenues of approximately $61 million.
The increase in comparable store sales for the quarter was primarily driven by positive comparable store sales in several categories including apparel, jewelry, footwear and tools, which were partially offset by a comparable store sales decline in the home appliances category, as well as at Sears Auto Centers. The improvement in comparable store sales for the quarter was driven by liquidation sales in the stores that were announced for closure.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $353 million in 2018, compared to $514 million in 2017. Gross margin for the third quarter included charges of $75 million and $17 million in 2018 and 2017, respectively, related to store closures. Gross margin for the third quarter also included credits of $14 million and $16 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the quarter declined 360 basis points to 17.6% in 2018 from 21.2% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

margin rate would have declined 50 basis points primarily due to the gross margin rate declines in the home appliances, mattresses and tools categories. Sears Domestic experienced an increase in Shop Your Way points during the third quarter of 2018 compared to the prior year quarter.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2018 and 2017 included additional rent expense of approximately $22 million and $35 million, respectively.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $92 million in 2018 as compared to the prior year. Selling and administrative expenses for the third quarter of 2018 and 2017 were impacted by significant items related to store closures and severance, items associated with natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $48 million and $20 million, respectively. Excluding these items, selling and administrative expenses decreased $120 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 31.1% in 2018 and 29.4% in 2017 and increased primarily due to the decline in revenues, as well as the overall increase in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $57 million and $184 million in 2018 and 2017, respectively. The gains recorded in the third quarter of 2018 included gains of $28 million recognized on the sale or amendment and lease termination of 15 locations and $29 million as a result of recapture and lease termination activity. The gains recorded in the third quarter of 2017 included $98 million as a result of recapture and lease termination activity and $86 million recognized on the sale of 11 locations. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $502 million and $92 million in 2018 and 2017, respectively. Sears Domestic's operating loss for the third quarter of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $109 million and $21 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in operating loss at Sears Domestic in 2018 was primarily driven by the decline in gross margin noted above, partially offset by a decrease in selling and administrative expenses.
39-week period ended November 3, 2018 compared to the 39-week period ended October 28, 2017
Revenues and Comparable Store Sales
For the first nine months of 2018, Sears Domestic's revenues decreased by $1.6 billion to $6.4 billion. The decline in revenue was primarily driven by the effect of having fewer Full-line stores in operation, which accounted for approximately $859 million of the decline, as well as a decrease in comparable store sales of 5.5%, which accounted for approximately $224 million of the decline. Sears Domestic's revenues also included a decline in service-related revenues of approximately $222 million, as well as a decline in revenues from SHO of approximately $196 million.
Comparable store sales for the first nine months of 2018 declined primarily driven by decreases in the home appliances, mattresses, lawn & garden and consumer electronics categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel and jewelry.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $1.3 billion and $1.9 billion in 2018 and 2017, respectively. Gross margin for the first nine months of the year included charges of $113 million

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

and $43 million in 2018 and 2017, respectively, related to store closures. Gross margin for the first nine months of 2018 and 2017 also included credits of $43 million and $50 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the first nine months of the year declined 250 basis points to 20.9% in 2018 from 23.4% in 2017. Excluding the impact of significant items recorded in gross margin during the first nine months of 2018 and 2017, Sears Domestic's gross margin rate would have declined 130 basis points primarily due to rate declines in the home appliances, tools and mattresses categories.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2018 and 2017 included additional rent expense of approximately $75 million and $113 million, respectively.
Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic's selling and administrative expenses decreased $394 million in 2018 as compared to the prior year. Selling and administrative expenses for the first nine months of 2018 and 2017 were impacted by significant items related to store closures and severance, items associated with an insurance transaction, natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $141 million and $111 million, respectively. Excluding these items, selling and administrative expenses decreased $424 million in the first nine months of 2018 primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first nine months of the year was 30.3% in 2018 and 29.2% in 2017 and increased as a result of the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $44 million in the first nine months of 2018 to $169 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $260 million and $629 million for the first nine months of 2018 and 2017, respectively. The gains recorded in the first nine months of 2018 included gains of $145 million recognized on the sale or amendment and lease termination of 46 locations, $97 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded in the first nine months of 2017 included gains of $432 million recognized on the sale of 23 locations and $186 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first nine months of the year, Sears Domestic reported an operating loss of $832 million and $71 million in 2018 and 2017, respectively. Sears Domestic's operating loss for the first nine months of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $211 million and $104 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the operating loss in 2018 was primarily driven by the decline in gross margin noted above, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of November 3, 2018, October 28, 2017 and February 3, 2018 are detailed in the following table.

millions	November 3, 2018	October 28, 2017	February 3, 2018
Cash and cash equivalents	$436	$122	$113
Cash posted as collateral	5	4	4
Credit card deposits in transit	85	74	65
Total cash and cash equivalents	526	200	182
Restricted cash	281	154	154
Total cash balances	$807	$354	$336
Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited into an escrow for the benefit of our pension plans at each of November 3, 2018, October 28, 2017 and February 3, 2018. The amounts deposited in escrow for the benefit of our pension plans equal to $281 million were transferred to our pension plans on November 27, 2018.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $25 million, $23 million and $74 million as of November 3, 2018, October 28, 2017 and February 3, 2018, respectively.
Operating Activities
During the first nine months of 2018, we used net cash in operating activities of $1.1 billion compared to $1.9 billion in the first nine months of 2017. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used less cash in operations for the first nine months of 2018 compared to the prior year primarily due to increases in current liabilities, including those within liabilities subject to compromise, partially offset by a reduction in merchandise inventories. In addition, the Company received $425 million pursuant to the Citibank Amendment as discussed in Note 1 of Notes to Condensed Consolidated Financial, and made payments of $208 million in connection with a commercial arrangement related to our insurance program.
Merchandise inventories were $2.3 billion and $3.5 billion at November 3, 2018 and October 28, 2017, respectively. Our merchandise inventory balances at November 3, 2018 decreased approximately $1.1 billion from the prior year third quarter due to both store closures and improved productivity. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the home appliances, apparel, tools and automotive categories. Kmart inventory also decreased in virtually all categories, with the most notable decreases in the apparel, grocery & household, home and drugstore categories.
Investing Activities
During the first nine months of 2018, we generated net cash flows from investing activities of $357 million, which consisted of cash proceeds from the sale of properties and investments of $402 million, partially offset by cash used for capital expenditures of $45 million. During the first nine months of 2017, we generated net cash flows from investing activities of $1.7 billion, which consisted of cash proceeds from the Craftsman Sale of $572 million, from the sale of properties and investments of $867 million and from the sale of receivables of $293 million, partially offset by cash used for capital expenditures of $59 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Financing Activities
For the first nine months of 2018, we generated net cash flows from financing activities of $1.2 billion, which primarily consisted of $513 million from borrowings under the Mezzanine Loan Agreement, $362 million of additional borrowings from the 2017 Secured Loan Facility, which includes an additional $186 million of borrowings under the Consolidated Secured Loan facility, $313 million from the Secured Loan, $125 million from the FILO Loan, $206 million from sale-leaseback financing transactions and $112 million from the DIP Credit Facility, as well as an increase in short-term borrowings of $565 million. These proceeds were partially offset by repayments of debt of $1.0 billion, primarily repayments of amounts outstanding under the Term Loan, the 2016 Secured Loan Facility, the Secured Loan, the 2017 Secured Loan Facility, the Line of Credit Loans and the Term Loan Facility. During the first nine months of 2017, we generated net cash flows from financing activities of $296 million, which primarily consisted of proceeds of $438 million from the Line of Credit Loans, $200 million from the Incremental Loans, $106 million from sale-leaseback financing transactions and an increase in short-term borrowings of $464 million. These proceeds were partially offset by repayments of debt of $887 million, primarily repayments of amounts outstanding under the Term Loan, 2016 Term Loan, 2016 Secured Loan Facility and 2017 Secured Loan Facility.
Our outstanding borrowings at November 3, 2018, October 28, 2017 and February 3, 2018 were as follows:

millions	November 3, 2018	October 28, 2017	February 3, 2018
Short-term borrowings:
Debtor-in-possession credit facility	$112	$—	$—
Unsecured commercial paper	—	40	—
Secured borrowings	836	424	271
Line of Credit Loans	—	413	500
Incremental Loans	—	184	144
Secured Loans	98	—	—
Debt subject to compromise	2,078	—	—
Long-term debt, including current portion:
Total long-term debt, including current portion:	2,239	3,261	3,145
Capitalized lease obligations	53	81	72
Total borrowings	$5,416	$4,403	$4,132
Liquidity
We need liquidity to fund both working capital requirements of our businesses and necessary capital expenditures as well as to be available for general corporate purposes. We have experienced losses and negative cash flows for a number of years and while we continued to focus on our overall profitability, including managing expenses, we have continued to incur operating losses in first nine months of 2018, and continued to fund cash used in operating activities with cash from investing and financing activities. We were unable to satisfy the Company's liquidity needs during the quarter ended November 3, 2018 and commenced the Chapter 11 Cases on October 15, 2018 to accelerate our strategic transformation and facilitate financial restructuring.
As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, on November 29, 2018, the Company entered into a Super-priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the "Senior DIP Credit Agreement"), effective as of November 30, 2018, upon the entry of the order of the Bankruptcy Court approving the Senior DIP Credit Agreement (the "Senior DIP Order") and the satisfaction of certain other conditions to effectiveness (the "Senior DIP Closing Date"), with Sears Roebuck Acceptance Corp., a Delaware corporation, ("SRAC") and Kmart Corporation, a Michigan corporation, (together with SRAC, the "Borrowers") as borrowers, the Company as a guarantor, Bank of America, N.A. as administrative agent (the "Senior DIP Administrative Agent"), co-collateral agent and swingline lender, Wells Fargo Bank, National Association as co-collateral agent, and the agents and lenders from time to time party thereto.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

The Senior DIP Credit Agreement provides for an asset-based credit facility in the aggregate principal amount of up to $300 million (the "Senior DIP Facility"), with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (a) the borrowing base, which equals 87.5% of the eligible accounts receivable and certain inventory of the Company and the Borrowers, subject to customary reserves and eligibility criteria, and (b) the aggregate revolving credit commitments plus the principal amount of the term loan outstanding at such time. As of the Senior DIP Closing Date, the aggregate revolving credit commitments (including sub-facilities in respect of letters of credit and swingline loans) were $1.148 billion and the aggregate term loan outstanding, including the new money term loan facility, was $682.7 million. The Senior DIP Facility consists of (i) new money commitments in the aggregate principal amount of $300 million, including a new money term loan facility under which an aggregate principal amount of $111.9 million was made available to SRAC as of October 17, 2018 and (ii) new money revolving commitments in an aggregate principal amount of $188.1 million, and a "roll-up" of existing pre-petition ABL term loans, revolving advances, existing letters of credit and cash management and bank products obligations. As of the Senior DIP Closing Date, the aggregate revolving credit commitments were $1.148 billion. The new money revolving credit facility also includes a letter of credit sub-facility and a swingline loan sub-facility.
The proceeds from the Senior DIP Facility will be used for working capital and general corporate purposes and to refinance the debtor-in-possession term loans outstanding on the Senior DIP Closing Date, to fund the carve-out reserve, which will be used to pay certain trustee and professional fees as directed by the Bankruptcy Court, and to pay other fees, costs and expenses incurred in connection with the Chapter 11 Cases.
Borrowings under the Senior DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (A) October 16, 2019 (the "Senior DIP Scheduled Termination Date"), (B) the substantial consummation of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (C) the consummation of a sale of all or substantially all of the collateral of a type that is included in the borrowing base, (D) the date of termination in whole of the aggregate revolving commitments and the acceleration of the total extensions of credit pursuant to an optional termination or reduction of the revolving commitments or an event of default and (E) the occurrence of the "termination date" or "maturity date" (or any similar term having the same meaning) under the Junior DIP Credit Agreement.
The facility is guaranteed by, subject to certain exceptions, the Debtors other than the Borrowers (the "Guarantors") subsidiaries. All obligations under the Senior DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority senior priming lien on all of the Company's and all of the Borrowers' and the Guarantors' accounts receivable and related proceeds thereof and a perfected lien on certain specific assets pari passu with liens securing the Junior DIP Facility, subject to certain exceptions.
Also, on November 29, 2018, the Company entered into a Super-priority Junior Lien Secured Debtor-in-Possession Credit Agreement (the "Junior DIP Credit Agreement"), with SRAC and Kmart Corporation as borrowers, Cantor Fitzgerald Securities, as agent (the "Junior DIP Administrative Agent") and collateral agent, and the other lenders from time to time party thereto. The entry into the Junior DIP Credit Agreement was approved on an interim basis by an order of the Bankruptcy Court (the "Junior DIP Order"). The Junior DIP Credit Agreement became effective on November 30, 2018 (the "Junior DIP Effective Date").
The Junior DIP Credit Agreement provides for a term loan credit facility in the aggregate principal amount of up to $350 million (the “Junior DIP Facility”), consisting of (i) term loans in an aggregate principal amount not to exceed $250 million, which shall be funded by the lenders in three draws (each, an "Interim DIP Loan") on or after the Junior DIP Effective Date and prior to the date when conditions precedent to Subsequent DIP Loans (as defined below) are satisfied or waived by the Junior DIP Administrative Agent (the "Junior DIP Final Closing Date") in the following amounts and in the following order: (x) first, an Interim DIP Loan in an aggregate principal amount of up to $75 million, (y) second, an Interim DIP Loan in an aggregate principal amount of up to $75 million, and (z) third, an Interim DIP Loan in an aggregate principal amount of up to $100 million, provided that with respect to clauses (y) and (z) above, such Interim DIP Loans shall only be made available on the dates when Excess Availability (as defined in the Junior DIP Credit Agreement) is less than $50 million, and (ii) term loans in an aggregate principal amount not to exceed $100 million, which shall be funded by the lenders in multiple draws (each, a "Subsequent DIP Loan") on or after the Junior DIP Final Closing Date in an aggregate principal amount of the lesser of (x) $50 million and (y) the remaining Term Commitments (as defined in the Junior DIP Credit Agreement), provided that each Subsequent DIP Loan shall only be made available on the dates when the sum of Excess Availability and the aggregate amount of cash available to the loan parties is less than $50 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

The proceeds of an Interim DIP Loan in an aggregate principal amount of $75 million from the Junior DIP Facility were made available on the Junior DIP Effective Date, and were used for operating, working capital and general corporate purposes, including to fund the carve-out reserve and to pay other fees, costs and expenses incurred in connection with the transactions contemplated by the Junior DIP Credit Agreement and the Chapter 11 Cases.
Borrowings under the Junior DIP Credit Agreement will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (i) July 29, 2019 (the "Junior DIP Scheduled Termination Date"), (ii) November 29, 2019, if the Borrowers exercise the Extension Option, and (iii) the Termination Date (as defined in the Senior DIP Credit Agreement) under the Senior DIP Credit Agreement. The Borrowers may, upon three business days notice to the Junior DIP Administrative Agent, exercise the option to extend the maturity of the Junior DIP Credit Agreement for an additional four months following the Junior DIP Scheduled Termination Date (the "Extension Option").
The facility is guaranteed by the Guarantors. All obligations under the Junior DIP Credit Agreement, and the guarantees of those obligations, are secured by a perfected first priority junior lien on all of the Company's and all of the Borrowers' and the Guarantors' assets, subject to certain exceptions. The Junior DIP Credit Agreement includes certain customary representations and warranties, affirmative and negative covenants and events of default substantially consistent with the Senior DIP Credit Agreement described above.
The Bankruptcy Court has approved payment of certain pre-petition employee expenses and benefits, use of existing cash management system, maintenance and administration of customer programs, payments of certain critical and foreign vendors, and payment of certain pre-petition taxes and related fees.
Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers has been impaired. We have been required to pay cash in advance to certain vendors and have experienced restrictions on the availability of trade credit, which has further reduced our liquidity. In addition, certain of our suppliers have refused to provide key products and services and others have been reluctant to enter into long-term agreements with us.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings.
Although the Company has obtained financing under the Senior DIP Credit Facility and the Junior DIP Facility, we cannot state with certainty that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases. In addition, we must comply with the covenants of our Senior DIP Credit Agreement and Junior DIP Credit Agreement in order to continue to access our borrowings thereunder. Covenants of the Senior DIP Credit Agreement include general affirmative covenants such as compliance with all applicable laws, preservation and maintenance of collateral and property (including maintenance of adequate insurance policies regarding collateral), preservation of the Debtors' corporate existence, compliance with certain case milestones and use of the loans under the Senior DIP Credit Agreement in accordance with the approved budget, as well as negative covenants such as prohibiting the Debtors from incurring or permitting any other debt, investments, liens or dispositions unless specifically permitted. The Senior DIP Credit Agreement also includes a covenant that requires the Debtors to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted budget variances as well as a series of milestones related to the Chapter 11 Cases. Covenants of the Junior DIP Facility are substantially similar to the covenants set forth in the Senior DIP Credit Agreement, except for those covenants that are specific to the asset-based nature of the Senior DIP Credit Agreement. We cannot state with certainty that we will be able to comply with the covenants of our Senior DIP Credit Agreement or Junior DIP Facility or secure additional interim financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.
Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
The commencement of the Chapter 11 Cases constitutes an event of default that accelerated the obligations under various debt agreements as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements. Any efforts to enforce payment obligations under these debt agreements are automatically stayed as a result of the filing

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

of the Chapter 11 Cases and the holders' rights of enforcement in respect of these debt agreements are subject to the applicable provisions of the Bankruptcy Code.
Going-Concern Sale
The Debtors are currently pursuing a going-concern sale process for the stores after closures (for further information on such closures see Note 4). The Debtors must obtain or find acceptable a Qualified Stalking Horse Bid (as defined in Note 1) on or prior to December 15, 2018. Failure to obtain and find acceptable a Qualified Stalking Horse bid by December 15, 2018, shall not constitute an event of default or default under the Senior DIP Credit Agreement or the Junior DIP Credit Agreement so long as the Debtors are diligently pursuing a process reasonably acceptable to the applicable administrative agents and collateral agents designed for bidding procedures and the selection of a stalking horse bid for the sale of the go forward stores by December 27, 2018.
Dispositions
We have pursued certain transactions in accordance with the procedures approved by the Bankruptcy Court, including with respect to the use of the proceeds generated from such dispositions.
Sears Home Improvement Business
On November 2, 2018, the Company entered into an Asset Purchase Agreement ("SHIP APA") with Service.com pursuant to which Service.com agreed to purchase from the Company and its subsidiaries the Home Improvement business of the Sears Home Services division of the Company for approximately $60 million subject to adjustment under the SHIP APA. A hearing before the Bankruptcy Court is scheduled for December 18, 2018 to approve the transaction, which is expected to close upon the satisfaction of any remaining conditions to closing under the SHIP APA.
SRAC Medium Term Notes Series B Debt Obligations
On November 28, 2018, the Debtors completed the sale of certain Medium Term Notes Series B debt obligations in the principal amount of $880.7 million (the "MTNs") issued by SRAC pursuant that certain Indenture, dated as of October 1, 2002, by and among SRAC, and the Bank of New York Mellon Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as trustee, to Cyrus Capital Partners L.P. ("Cyrus") for a cash payment of $82.5 million. Subject to, and only to the extent provided by, the Bankruptcy Court in accordance with the Bankruptcy Code, Cyrus is entitled to receive payments of principal, interest, fees, or other amounts on $251.2 million aggregate principal amount of the MTNs. Cyrus has agreed to waive all rights to receive such payments as to the remaining $629.5 million aggregate principal amount of the MTNs. The Debtors have agreed, on behalf of themselves and their subsidiaries, not to sell, transfer or assign any MTNs not included as part of this transaction to any non-Debtor entity other than a transfer or assignment pursuant to a non-consensual order of a court of competent jurisdiction with respect thereto. The Bankruptcy Court authorized the sale of the MTNs and the deposit of the net proceeds of the sale into the Debtors' wind-down account pursuant to an order dated November 19, 2018.
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt. Amounts for the 13- and 39- weeks ended November 3, 2018 in the table below are presented through October 14, 2018.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Secured borrowings:
Maximum daily amount outstanding during the period	$836	$436	$937	$629
Average amount outstanding during the period	741	259	634	331
Amount outstanding at period-end	836	424	836	424
Weighted average interest rate	7.0%	6.7%	6.9%	6.2%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$—	$82	$—	$160
Average amount outstanding during the period	—	13	—	30
Amount outstanding at period-end	—	40	—	40
Weighted average interest rate	—%	9.2%	—%	8.7%

Line of credit loans:
Maximum daily amount outstanding during the period	$570	$430	$570	$430
Average amount outstanding during the period	570	389	561	148
Amount outstanding at period-end	570	413	570	413
Weighted average interest rate	10.4%	9.8%	10.9%	9.7%
See the following sections in Note 3 of Notes to Condensed Consolidated Financial for information about our pre-petition revolving credit facility and commercial paper markets and secured short-term debt: "Pre-Petition Domestic Credit Agreement" (which includes a discussion of our Term Loan and 2016 Term Loan), "Letter of Credit Facility," "Consolidated Secured Loan Facility," "2017 Secured Loan Facility," "2016 Secured Loan Facility," "Second Lien Credit Agreement," "Old Senior Secured Notes and New Senior Secured Notes," "Old Senior Unsecured Notes and New Senior Unsecured Notes," and "Wholly-owned Insurance Subsidiary and Intercompany Securities."
Intangible Asset and Goodwill Impairment Assessment
The majority of our indefinite-lived intangible assets relate to the Sears, Kenmore and DieHard trade names. During the 13- and 39- weeks ended November 3, 2018, we recorded impairment related to these trade names of $227 million and $296 million, respectively. Our goodwill balance relates to our Home Services business. We did not record any goodwill impairment charges in 2018 or 2017.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At November 3, 2018, the above-noted impairment would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles); (2) a 100 basis point decrease in the terminal period revenue growth rate; (3) a 10% decrease in the revenue growth rate for fiscal year 2019; or (4) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in potential incremental impairment of between $30 million and $55 million under any of those scenarios individually and up to $142 million under any combination of those scenarios.
We believe the impairment charges recorded during 2018 are appropriate based on the judgments and estimates used in our analysis. However, further indefinite-lived intangible and goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, including as a result of the

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in our impairment assessments, or changes in our plans for one or more indefinite-lived intangible assets or our Home Services business, including the going-concern sale process and other disposition processes pursuant to the Chapter 11 Cases. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. We will continue to monitor for such changes in facts or circumstances, as well as changes to key assumptions such as the projected revenue growth rate and assumed weighted-average cost of capital. Changes in such facts or circumstances or to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets or reporting unit and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 11 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to achieve cost savings initiatives; vendors' lack of willingness to do business with us or to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; our ability to effectively compete in a highly competitive retail industry; our ability to offer merchandise and services that our members and customers want; our ability to successfully implement our integrated retail strategy to transform our business into a member-centric retailer; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; the effect of worldwide economic conditions, an economic downturn, a renewed decline in customers' spending patterns, inflation and changing prices of energy; our failure to execute effective advertising efforts; the negative impact as a result of the recapture rights included in the Master Leases in connection with the Seritage transaction and the JV transactions; potential liabilities in connection with the separation of Sears Hometown and Outlet Stores and Lands' End or other asset transactions which may arise under fraudulent conveyance and transfer laws and legal capital requirements; the review and challenge of certain dividend payments received by us from Sears Canada, Inc. and other transactions involving Sears Canada, Inc.; disruptions to our computer systems which are used to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business; our ability to maintain the security of our members and customers, associate or company information; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of the seasonality of our business and customers spending patterns on the annual operating results; our dependence on sources outside the United States for significant amounts of our merchandise, which may be impacted by changes in U.S. and international trade regulations, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of the North American Free Trade Agreement; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands and our intellectual property rights; the effect of product safety concerns or claims concerning the services we offer; the outcome of future legal proceedings, changes in laws and government regulations, product liability, patent infringement and qui tam claims our failure to realize the anticipated benefits of the Craftsman sale; our failure to comply with federal, state, local and international laws; consumer spending impacted by weather conditions and natural disasters; increases in employee wages and the cost of employee benefits; and risks and uncertainties relating to the Chapter 11 Cases, including but not limited to, our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on our Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time we will operate under the Chapter 11 Cases, risks associated with third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs necessary to execute our reorganization; the conditions to which our junior debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside our control; the impact of and ability to successfully implement store closures and to right-size our operating model; our ability to consummate sales of our store base and other assets, including on the expected time-lines or the terms and conditions of any such sales; our ability to implement operational improvement efficiencies; uncertainty associated with evaluating and completing any

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

strategic or financial alternative as well as our ability to implement and realize any anticipated benefits associated with any alternative that may be pursued; the consequences of the acceleration of our debt obligations; and the trading price and volatility of our common stock and risks related to the Company's delisting from Nasdaq and trading on the OTC Pink Market.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At November 3, 2018, 100% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at November 3, 2018, which totaled approximately $3.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $33 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 10—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes to the information included in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, entitled "Risk Factors," except for the risk factors discussed more fully below and the information discussed elsewhere in this Form 10-Q that update the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
We are subject to risks and uncertainties associated with our Chapter 11 Cases.
On October 15, 2018 (the "Petition Date"), Sears Holdings Corporation (the "Company") and certain subsidiaries of the Company (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Our Chapter 11 Cases are being jointly administered under the caption "In re Sears Holdings Corporation, et al., Case No. 18-23538." The Debtors continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to continue as a going concern;

•	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to develop and execute our business plan;

•	our ability to obtain acceptable and appropriate financing;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 Cases that may be inconsistent with our plans.

We may not be able to complete any Bankruptcy Court-approved sales of our Company or assets through the Chapter 11 process, or we may not be able to realize adequate consideration for such sales, which would adversely affect our financial condition and/or operational goals.
In connection with the Chapter 11 Cases, we intend to sell the Company or certain of our assets, including our "go forward stores" pursuant to a sale under Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization (each, a "Transaction"). The Debtors are seeking bids from buyers potentially interested in a Transaction on a going concern or liquidation basis or completing such sales on the expected or required time-lines, as applicable. There can be no assurance that we will be successful in completing any Transactions because there may not be a sufficient number of buyers willing to enter into any Transactions, we may not receive sufficient consideration for such assets, or there may be objections from our stakeholders, which could include the creditors' committee or other debt holders or our equity holders. If we are unable to complete these Transactions, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process. If these Transactions are completed, they may not generate the anticipated or desired outcomes.
From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of certain of our assets, which we may choose to pursue in accordance with the procedures approved by the Bankruptcy Court. Any dispositions may result in us recognizing significant losses. As a result, such asset dispositions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
These risks and uncertainties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Chapter 11 Cases have adversely affected, and could continue to adversely affect, our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. In addition, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Cases will have on our business, financial condition, results of operations, or the certainty as to our ability to continue as a going concern. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
Our businesses could suffer from a long and protracted restructuring.
Our future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. In addition, the Debtors' DIP financing may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP financing in accordance with the terms of the definitive documents governing such financing. If our cash flows and borrowings under the DIP financing are not sufficient to meet our liquidity requirements, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a Chapter 11 plan of reorganization. Even if a Chapter 11 plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 Cases.
Operating as a debtor in possession under Chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.
Under the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our various stakeholders;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow funds for our operations, investments or other capital needs or to engage in other business activities that would be in our best interest.
Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. It is also impossible to predict at this time whether any of our other securities will be canceled or if holders of such securities will be able to realize any portion of their investments.
It is likely that our equity securities will be canceled and extinguished in connection with the Chapter 11 Cases, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities would not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship during the pendency of the Chapter 11 Cases to the actual recovery, if any, by the holders thereof at the conclusion of the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our common stock was delisted from NASDAQ and is currently traded in the Pink market, operated by OTC Markets Group Inc., which involves additional risks compared to being listed on a national securities exchange.
Trading in our common stock was suspended and removed from listing on NASDAQ on November 14, 2018. We will not be able to re-list our common stock on a national securities exchange during our Chapter 11 process, although our common stock has been trading in the over-the-counter, or the "OTC," market. The trading of our common stock in the OTC market rather than NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.
Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.
Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.
The Debtors may be unable to comply with restrictions or with budget, liquidity or other covenants imposed by the agreements governing the DIP financing and the Debtors' other financing arrangements. Such non-compliance could result in an event of default under each of the Senior DIP Credit Agreement and Junior DIP Credit Agreement that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The agreements governing the DIP financing impose a number of restrictions on the Debtors. Specifically, the terms of the credit agreements governing the DIP financing impose certain obligations including, among other things, affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the DIP financing, and negative covenants restricting the Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in by the terms and conditions of the Senior DIP Credit Agreement and Junior DIP Credit Agreement. The Debtors' ability to borrow under the DIP financing is subject to the satisfaction of certain customary conditions precedent set forth therein. Covenants of the senior DIP facility include general affirmative covenants such as compliance with all applicable laws, preservation and maintenance of Collateral and property (including maintenance of adequate insurance policies regarding Collateral), preservation of the Debtors' corporate existence, compliance with certain case milestones and use of the loans under the senior DIP facility in accordance with the approved budget, as well as negative covenants such as prohibiting the Debtors from incurring or permitting any other debt, investments, liens or dispositions unless specifically permitted. Covenants of the junior DIP facility are substantially similar to the covenants set forth in the senior DIP facility, except for those covenants that are specific to the asset-based nature of the senior DIP facility.
In addition, the senior DIP facility includes a covenant that requires the Debtors to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted budget variances. In addition, the senior DIP facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow Holdings to simultaneously pursue both a plan of reorganization and a sale process, either path requires Holdings to achieve a series of intermediate milestones and, in any event, requires that a Chapter 11 plan become effective not later than May 14, 2019. In addition, Holdings is required to obtain a qualified stalking horse bid for the sale of the "go forward stores" by December 15, 2018, unless such deadline is extended upon (i) the consent of the agents under the senior DIP facility and the creditors' committee or (ii) by Court order, and consummate such sale by no later than February 8, 2019. Failure to comply with these covenants or milestones would result in an event of default under the senior DIP facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the senior DIP facility.
The Debtors' ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Debtors cannot comply with a covenant or achieve a milestone, could result in an event of default under the agreements governing the DIP financing and the Debtors' other financing arrangements.
In certain instances, including, among other things, if we are not able to obtain confirmation of a Chapter 11 plan of reorganization, if current financing is insufficient, or if exit financing is not available, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, and may result in significant smaller distributions to the Debtors' creditors than under a Chapter 11 plan of reorganization.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. There can be no assurance that we will be able to confirm a plan of reorganization that will permit our Company to emerge from bankruptcy and continue operations.

There can be no assurance that our access to liquidity, including funds available from our DIP financing and amounts of cash from future operations, will be sufficient to fund ongoing operations. In order to meet our liquidity needs, we are considering a range of actions to maximize potential recovery for the creditors, including a possible sale of the Company, a sale of certain assets pursuant to Section 363 of the Bankruptcy Code, or, if necessary, a liquidation Chapter 7 of the Bankruptcy Code.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors' assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors' creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors' businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Our business, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.
Difficulties of operating stores while attempting to reorganize our businesses in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables of certain customers. Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively. It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Many of our suppliers, vendors and service providers have required stricter terms and conditions, and we may not find these terms and conditions acceptable. In addition, we may continue to experience a loss of confidence by current and prospective suppliers, customers, landlords, employees or other stakeholders, which could make it more difficult for us to operate and have an adverse effect on our businesses, financial condition and results of operations. Any failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition and results of operations.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we must comply with the covenants of our DIP financing in order to continue to access our borrowings thereunder. These covenants include, among other things, maintenance of specific loan to value ratios with respect to the senior DIP facility, continuous and detailed financial reporting and budget requirements (including budget variance), restrictions on transactions with affiliates, as well as general restrictions on the incurrence of debt, investments, granting of liens and dispositions of assets. We cannot assure you that we will be able to comply with the covenants of our DIP financing or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP financing agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or before confirmation of the Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Chapter 11 plan of reorganization. Any claims not ultimately discharged through the Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive and retention programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
As a result of the Chapter 11 Cases, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require the incurrence of substantial additional costs to recruit replacement personnel.
Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. We are highly dependent on the continuing efforts of our key executive officers and other personnel. As a result of the Chapter 11 Cases, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key personnel. Any failure to attract and retain key executive officers and other personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.
Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial attention required of such individuals by the Chapter 11 Cases.
The execution of our business plans depends on the efforts of our senior management team and other key personnel to execute our business plans. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Cases, thereby potentially impairing their abilities to execute the business plans. Accordingly, our business plan may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors' committee and other parties-in-interest and one or more hearings. The creditors' committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.
We have recorded impairment charges in the past and we may be required to recognize impairment charges in the future.
Our goodwill and intangible asset balances are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our reporting unit, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. A significant decline in the property fair values could result in long-lived asset impairment charges. Impairment charges, if any, resulting from the periodic testing are non-cash. We recognized impairment charges of $327 million related to our intangible assets and long-lived assets during the 39 weeks ended November 3, 2018. Additional charges may result from additional store closures based on the Debtors' review of other leases and contracts, or due to changes in other factors or circumstances, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analyses, or changes in our plans for one or more indefinite-lived intangible assets or our Home Services business, including the going-concern sale process and other disposition processes pursuant to the Chapter 11 cases. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets, reporting unit, or long-lived assets and could result in impairment charges in the future, which could be material to our results of operations.
We may not have sufficient cash to maintain our operations during the Chapter 11 Cases or fund our emergence from the bankruptcy.
Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our Chapter 11 Cases, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, Chapter 11. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.
Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements, which may not be available to us in the future.
Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Our inability to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, has continued to have a significant adverse impact on our inventory levels and operating cash flows and negatively impacted our liquidity. Also, the loss of or reduction in trade credit has adversely impacted our ability to execute our business plans, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. The tightening of trade credit has also resulted in our vendors and service providers demanding accelerated payment of amounts due to them or require advance payments or letters of credit before merchandise is shipped to us. Vendors may be less willing to conduct business with us on customary trade terms during the pendency of our Chapter 11 Cases and, in some instances could decline to do business with us altogether. Any adverse changes in our trade credit or in our supply chain for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver merchandise to our customers, which in turn would negatively impact our financial performance and our ability to restructure our business and emerge from Chapter 11 as a going concern.
Litigation matters incidental to our business could be adversely determined against us.
We are involved from time to time in litigation incidental to our business. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. Depending on the actual outcome of pending litigation, it is possible that charges could be recorded in the future that may have an adverse effect on our operating results. Notwithstanding the foregoing, any litigation pending against the Company or any of the Debtors as of the Petition Date and any claims that could be asserted against the Company or any of the Debtors that arose prior to the Petition Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to section 362 of the Bankruptcy Code. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.
We are significantly leveraged. As of November 30, 2018, our total DIP financing debt (including roll-up of certain pre-petition debt) was approximately $1.148 billion, with maturity scheduled for October 16, 2019 or until the substantial consummation of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court. We cannot make assurances that we will have the financial resources required to meet such obligations, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities or other indebtedness.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, if any, and prevent us from meeting our debt obligations. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior DIP facility and junior DIP facility, will be at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our other indebtedness, including restrictive covenants and borrowing conditions, could result in an event of default under our debt agreements;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities to grow our business;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Debtors' obligations under the following debt instruments (the "Debt Instruments"):

•
Third Amended and Restated Credit Agreement, dated as of July 21, 2015 (as amended, supplemented or otherwise modified from time to time), between the Company, SRAC, and Kmart, the lenders party thereto, and Bank of America, N.A., as agent, related to $1.656 billion outstanding aggregate principal amount of revolving and term loans and letters of credit;

•
Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016 (as amended, supplemented or otherwise modified from time to time), among the Company, SRAC, and Kmart, the financial institutions party thereto from time to time as L/C Lenders, and Citibank N.A., as Administrative Agent and Issuing Bank, related to $271.1 million outstanding aggregate principal amount of letters of credit;

•
Second Lien Credit Agreement, dated as of September 1, 2016 (as amended, supplemented, or otherwise modified from time to time), between the Company, SRAC and Kmart, the lenders party thereto, and JPP, LLC as administrative agent and collateral administrator, related to $887.1 million outstanding aggregate principal amount of term loans, line of credit loans and alternative tranche line of credit loans;

•
Credit Agreement, dated as of March 14, 2018 (as amended, supplemented, or otherwise modified from time to time), among SRC O.P. LLC, SRC Facilities LLC and SR Real Estate (TX) LLC, as the borrowers, the lenders party thereto, UBS AG, Stamford Branch, LLC as administrative agent, and UBS Securities LLC, as lead arranger and bookrunner, related to $111.0 million outstanding aggregate principal amount of term loans;

•
Mezzanine Loan Agreement, dated as of March 14, 2018 (as amended, supplemented, or otherwise modified from time to time), among SRC Sparrow 2 LLC, as borrower, JPP, LLC and JPP II, LLC as lenders, and JPP, LLC, as administrative agent, related to $513.2 million outstanding aggregate principal amount of term loans;

•
Indenture, dated as of October 12, 2010 (as amended, supplemented, or otherwise modified from time to time), among the Company, the guarantors party thereto and Wilmington Trust, National Association (successor to Wells Fargo Bank, National Association) as Trustee and Collateral Agent, governing the 6 5/8% Senior Secured Notes which mature on October 15, 2018, of which $89.0 million aggregate principal amount are outstanding;

•
Indenture, dated as of March 20, 2018 (as amended, supplemented, or otherwise modified from time to time), by and among the Company, the guarantors party thereto and Computershare Trust Company, N.A., governing the 6 5/8% Senior Secured Convertible PIK Toggle Notes which mature on October 15, 2019, of which $175.4 million aggregate principal amount are outstanding;

•
Indenture, dated as of November 21, 2014 (as amended, supplemented, or otherwise modified from time to time), by and between the Company and Computershare Trust Company, N.A., as Trustee, governing the 8% Senior Unsecured Notes which mature on December 15, 2019, of which $411.0 million aggregate principal amount are outstanding;

•
Second Supplemental Indenture, dated as of March 20, 2018 (as amended, supplemented, or otherwise modified from time to time), by and between the Company and Computershare Trust Company, N.A., as Trustee, governing the 8% Senior Unsecured Notes Convertible PIK Notes which mature on December 15, 2019, of which $222.6 million aggregate principal amount are outstanding;

•
Third Amended and Restated Loan Agreement, dated as of June 4, 2018 (as amended, supplemented, or otherwise modified from time to time), among the Company, as guarantor, the subsidiaries of the Company party thereto as borrowers, JPP, LLC, as Agent, and the lenders party thereto, related to $831.4 million outstanding aggregate principal amount of term loans;

•
Term Loan Credit Agreement, dated as of January 4, 2018 (as amended, supplemented, or otherwise modified from time to time), among the Company, SRAC and Kmart, as borrowers, the subsidiaries of the Company party thereto, the lenders party thereto from time to time, and JPP, LLC as administrative and collateral agent, related to $231.2 million outstanding aggregate principal amount of term loans;

•
Indenture, dated as of May 15, 1995 (as amended, supplemented, or otherwise modified from time to time), between SRAC and The Bank of New York Mellon Trust Company, N.A. (successor trustee to The Chase Manhattan Bank, N.A.), governing the 7.50% Notes due 2027 which mature on October 15, 2027, the 6.75% Notes due 2028, which mature on January 15, 2028, the 6.50% Notes due 2028, which mature on

December 1, 2028, the 7.00% Notes due 2032, which mature on June 1, 2032, the 7.00% Notes due 2042, which mature on July 15, 2042, and the 7.40% Notes due 2043, which mature on February 1, 2043, of which $185.5 million aggregate principal amount are outstanding;

•
Supplemental Indenture, dated as of March 20, 2018 (as amended, supplemented, or otherwise modified from time to time), among SRAC, Sears, Roebuck and Co., the guarantor parties thereto, and the Bank of New York Mellon Trust Company, N.A. (successor trustee to The Chase Manhattan Bank, N.A.), governing the 7.00% / 12.00% PIK-Toggle Notes due March 31, 2028, of which $107.9 million aggregate principal amount are outstanding; and

•
Indenture, dated as of October 1, 2002 (as amended, supplemented, or otherwise modified from time to time), between SRAC and BNY Midwest Trust Company, governing various intercompany medium-term notes, with various rates of interest and maturities ranging from October 25, 2018 to March 12, 2024, of which $2.3 billion aggregate principal amount are outstanding.

Any efforts to enforce payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders' rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. In addition, because the Chapter 11 Cases are ongoing and there can be no assurance as to the outcome of the Chapter 11 Cases, we may have to undertake alternative financing plans, such as: refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; or seeking to raise additional capital.
Our inability to pay off our debt obligations and our inability to obtain alternative financing due to the Chapter 11 Cases, could materially and adversely affect our business, financial condition, results of operations or prospects. Additionally, we must obtain Bankruptcy Court approval for these actions, which will place us at a competitive disadvantage and limit our flexibility to react to changes in our business or our industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2018. During the 13-week period ended November 3, 2018, we did not repurchase any shares of our common stock under our common share repurchase program. At November 3, 2018, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 5, 2018 to September 1, 2018	—	$—	—	$—
September 2, 2018 to October 6, 2018	—	—	—	—
October 7, 2018 to November 3, 2018	—	—	—	—
Total	—	$—	—	$—	$503,907,832

(1)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Senior DIP Credit Agreement and Junior DIP Credit Agreement limit our ability to make restricted payments, including dividends and share repurchases. The Senior DIP Credit Agreement and Junior DIP Credit Agreement also include customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in certain cases, to various exceptions.
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

(b)	Exhibits

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*3.2	First Amendment to the Second Amended and Restated By-Laws, dated October 23, 2018.

10.1
Amendment to Transaction Documents, dated as of August 30, 2018, by and among Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated August 30, 2018, filed on September 4, 2018 (File No. 001-36693)).

10.2
Third Amendment to Credit Agreement, dated as of August 31, 2018, among SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC, as the borrowers, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated August 30, 2018, filed on September 4, 2018 (File No. 001-36693)).

10.3
First Amendment to Third Amended and Restated Loan Agreement, dated as of September 12, 2018, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 12, 2018, filed on September 13, 2018 (File No. 001-36693)).

*10.4
Superpriority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated as of November 29, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, each as debtors and debtors in possession, collectively as borrowers, and the lenders named therein, issuing lenders named therein, Bank of America, N.A., as administrative agent, co-collateral agent and swingline lender, Wells Fargo Bank, National Association, as co-collateral agent and syndication agent, Citigroup Global Markets Inc., as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., and Wells Fargo Bank, National Association as joint lead arrangers and bookrunners. (1)

*10.5
Debtor-in-Possession Guarantee and Collateral Agreement, dated as of November 29, 2018, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as grantors, and Bank of America, N.A. and Wells Fargo, National Association, as co-collateral agents.

*10.6
Superpriority Junior Lien Secured Debtor-in-Possession Credit Agreement, dated as of November 29, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, each as debtors and debtors-in-possession, collectively as borrowers, the lender parties thereto, and Cantor Fitzgerald Securities, as agent and collateral agent. (1)

*10.7
Debtor-in-Possession Guarantee and Collateral Agreement, dated as of November 29, 2018, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as grantors and Cantor Fitzgerald Securities, as collateral agent.

10.8
Fourth Amendment to Credit Agreement, dated as of November 13, 2018, among SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC, as the borrowers, the lenders party thereto, and JPP, LLC, as administrative agent (incorporated by reference to Exhibit 99.80 to ESL Partners, L.P.'s Schedule 13D/A, dated November 13, 2018, filed on November 16, 2018 (File No. 005-80635)).

*10.9	Letter from Registrant to Robert A. Riecker, dated as of November 16, 2018.**

*10.10	Letter from Registrant to Leena Munjal, dated as of November 16, 2018.**

*10.11	Letter from Registrant to Gregory G. Ladley, dated October 19, 2017.**

*10.12	Letter from Registrant to Gregory G. Ladley, dated as of November 20, 2018.**

E-1

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

*31.1	Certifications of Member, Office of the Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Member, Office of the Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certifications of Member, Office of the Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Member, Office of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Member, Office of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Member, Office of the Chief Executive Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of November 3, 2018, October 28, 2017 and February 3, 2018; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 weeks ended November 3, 2018 and October 28, 2017; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 39 weeks ended November 3, 2018 and October 28, 2017; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K,

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

SEARS HOLDINGS CORPORATION

Date: December 13, 2018	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Member, Office of the Chief Executive and Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.